Form 10-Q
period 1995-04-01
DECORATOR INDUSTRIES INC
filed 1995-05-15
CIK 27613

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 1, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753


                          DECORATOR INDUSTRIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                 25-1001433
- --------------------------------------    --------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

            10011 Pines Blvd., Suite 201, Pembroke Pines, FL         33024
- --------------------------------------------------------------  ----------------
               (Address of principal executive offices)            (zip code)

                                 305-436-8909
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X .  No   .
                                  ----    ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                           OUTSTANDING AT MAY 5, 1995
- --------------------------------------    --------------------------------------
     Common Stock, $.20 par value                      1,961,079 shares*

*Includes 23,698 shares issuable upon surrender of the outstanding $.10 par common stock.

                        PART 1 - FINANCIAL INFORMATION

DECORATOR INDUSTRIES, INC.
BALANCE SHEET

ASSETS                                          April 1, 1995  December 31,1994
- ------                                          -------------  ----------------
                                                 (UNAUDITED)
CURRENT ASSETS:

  Cash and Cash Equivalents                       $ 3,421,456       $ 4,026,035
  Short-term Investments                            2,234,643         2,146,332
  Accounts Receivable                               2,895,441         2,566,063
  Note Receivable                                      80,000            80,000
  Inventories                                       2,715,041         2,639,650
  Prepaid Expenses                                    250,584            98,270
  Prepaid and Deferred Income Taxes                   201,000           201,000
                                                  -----------       -----------
Total Current Assets                               11,798,165        11,757,350

PROPERTY & EQUIPMENT                                4,639,484         4,577,845
  Less: Accumulated Depreciation and
    Amortization                                    1,852,443         1,779,706
                                                  -----------       -----------
Net Value of Property and Equipment                 2,787,041         2,798,139

EXCESS OF COST OVER NET ASSETS ACQUIRED             1,341,841         1,355,522
NOTE RECEIVABLE                                       200,000           220,000
OTHER ASSETS                                          275,543           275,659
                                                  -----------       -----------
TOTAL ASSETS                                      $16,402,590       $16,406,670
                                                  -----------       -----------
                                                  -----------       -----------

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                 $2,664,085        $2,276,518
  Accrued Expenses - Income Taxes                     473,746           140,402
                   - Compensation                     633,953         1,361,386
                   - Other                            415,214           447,463
  Current Maturities of Long-term Debt                 43,769            52,405
                                                  -----------       -----------
Total Current Liabilities                           4,230,767         4,278,174

LONG-TERM DEBT                                        617,553           629,450
DEFERRED INCOME TAXES                                 177,000           177,000
                                                  -----------       -----------
Total Liabilities                                   5,025,320         5,084,624

STOCKHOLDERS' EQUITY:
  Common Stock                                        522,717           522,717
  Additional Capital                                1,623,160         1,619,828
  Retained Earnings                                10,895,828        10,332,610
                                                  -----------       -----------
                                                   13,041,705        12,475,155
  Less: Treasury Stock, at Cost                     1,664,435         1,153,109
                                                  -----------       -----------
Total Stockholders' Equity                         11,377,270        11,322,046
                                                  -----------       -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $16,402,590       $16,406,670
                                                  -----------       -----------
                                                  -----------       -----------

   The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
STATEMENT OF INCOME (UNAUDITED)

                                                        FOR 13 WEEKS ENDED:
                                                   April 1, 1995   April 2, 1994
                                                   -----------------------------
NET SALES                                            $8,275,431      $7,858,806

Costs and expenses:
  Cost of products sold                               6,043,328       5,582,321
  Selling and administrative                          1,268,275       1,240,288
  Interest & Investment Income                         (134,250)        (57,698)
  Interest Expense                                       15,633          14,743
                                                   -----------------------------
TOTAL COST AND EXPENSES                               7,192,986       6,779,654
                                                   -----------------------------
Income before income taxes                            1,082,445       1,079,152
Income Taxes                                            402,000         409,000
                                                   -----------------------------
NET INCOME                                           $  680,445      $  670,152
                                                   -----------------------------
                                                   -----------------------------
PRIMARY EARNINGS
  PER SHARE                                          $     0.34      $     0.35
                                                   -----------------------------
                                                   -----------------------------
FULLY DILUTED EARNINGS
  PER SHARE                                          $     0.31      $     0.31
                                                   -----------------------------
                                                   -----------------------------
Average number of shares outstanding:
  Primary                                             1,995,324       1,916,212
  Fully diluted                                       2,172,891       2,171,453

   The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                       For Quarter Ended:
                                                  APRIL 1, 1995   APRIL 2, 1994
                                                  -------------   -------------
CASH FLOWS  FROM OPERATING ACTIVITIES:
  Net Income                                         $  680,446      $  670,152
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                        92,297          80,519
    Provision for losses on accounts receivable           8,500           6,000
    (Gain) loss on disposal of assets                     1,117               0
  Increase (decrease) from changes in:
    Accounts receivable                                (337,878)       (234,493)
    Inventory                                           (75,391)       (143,576)
    Short-term investments                              (88,311)     (1,031,122)
    Prepaid expenses                                   (152,314)         13,991
    Other assets                                            116          (6,872)
    Accounts payable                                    387,567         420,578
    Accrued expenses                                   (426,338)       (317,528)
                                                     ----------      ----------
Net cash provided by (used in) operating activities      89,811        (542,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (70,236)       (382,829)
  Proceeds from property dispositions                     1,600               0
  Note receivable                                        20,000          45,000
                                                     ----------      ----------
Net cash used in investing activities                   (48,636)       (337,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long term debt payments                               (20,533)        (28,053)
  Proceeds from debt on new building                          0         269,046
  Dividend payments                                    (117,228)        (95,961)
  Proceeds from exercise of stock options                24,188          21,400
  Stock option tax benefit                                    0          29,000
  Purchase of common stock for treasury                (532,181)              0
                                                     ----------      ----------
Net cash provided by financing activities              (645,754)        195,432
Net increase in cash and cash equivalents              (604,579)       (684,748)
Cash and cash equivalents at beginning of year        4,026,035       2,685,377
                                                     ----------      ----------
Cash and cash equivalents at end of period           $3,421,456      $2,000,629
                                                     ----------      ----------
                                                     ----------      ----------
Supplemental disclosures of cash flow information:
                                                  APRIL 1, 1995   APRIL 2, 1994
                                                  -------------   -------------
  Interest                                           $    6,465      $   10,149
  Income taxes                                       $   68,656      $  118,174

   The accompanying notes are an integral part of the financial statements.

                          DECORATOR INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED APRIL 1, 1995 AND APRIL 2, 1994
                                  (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 1, 1995, the changes therein for the thirteen week period then ended and the results of thirteen week periods ended April 1, 1995 and April 2, 1994.

NOTE 2. The consolidated financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 31, 1994. The results of operations for the thirteen week periods ended April 1, 1995 and April 2, 1994 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at April 1, 1995 and April 2, 1994 consisted of the following:

                                                 April 1, 1995    April 2, 1994
                                                 -------------    -------------
         Raw material and Supplies                  $2,569,078       $2,277,031
         In process and Finished Goods                 145,963          131,996
                                                 -------------    -------------
                                                    $2,715,041       $2,409,027
                                                 -------------    -------------

NOTE 4.  EARNINGS PER SHARE

         The excess of shares assumed to be issued under the stock option plans over shares that could be purchased with the proceeds based on the higher average or period ending market prices, was sufficient to cause fully diluted earnings per share to be different from primary earnings per share as shown in the consolidated statement of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's financial condition as measured by the following ratios was virtually unchanged during the First Quarter.

                                             April 2, 1995    December 31, 1994
                                             -------------    -----------------
Current Ratio                                       2:79              2:75
Quick Ratio                                         2:15              2:13
LT Debt to Total Capital                            5.23%             5.35%
Working Capital                               $7,567,398        $7,479,176

These ratios were maintained despite the use of $532,181 of cash to repurchase common stock.

Cash and Short-Term Investments total $5,656,099. These cash balances and borrowing capacity keep the company well-positioned to take advantage of internal growth or acquisition opportunities that might arise.

RESULTS OF OPERATIONS:

   The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Income:


                                                             First      First
                                                             Quarter    Quarter
                                                              1995       1994
                                                             -------    -------
Net Sales                                                     100.0%     100.0%
Cost of products sold                                          73.0       71.0
Selling and administrative                                     15.3       15.8
Interest and investment income                                 (1.6)       (.7)
Interest expense                                                 .2         .2
Income taxes                                                    4.9        5.2
Net income                                                      8.2        8.5

THIRTEEN-WEEK PERIOD ENDED APRIL 1, 1995, (FIRST QUARTER 1995) COMPARED TO THIRTEEN-WEEK PERIOD ENDED APRIL 2, 1994, (FIRST QUARTER 1994)

Net sales increased by 5% for the First Quarter 1995 versus the First Quarter 1994. Increases were experienced in all markets served by the Company.

Cost of goods sold as a percentage of sales was 73.0% in the First Quarter 1995 compared to 71.0% in the First Quarter 1994. This increase is attributable to both higher material costs and higher labor costs. Management will concentrate on improving these factors over the balance of the year.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  EXHIBITS

              None


         (b) No reports on form 8-K were filed by the Company during the fiscal quarter ended April 1, 1995.


                                  SIGNATURES
              Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DECORATOR INDUSTRIES, INC.
                                         (Registrant)


                                       By:  /s/ William Bassett
                                          -------------------------------------
                                            William Bassett, President

                                       By:  /s/ Michael K. Solomon
                                          -------------------------------------
Date: May 10, 1995                          Michael K. Solomon, Treasurer