Form 10-Q
period 1995-07-01
DECORATOR INDUSTRIES INC
filed 1995-08-11
CIK 27613

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarter ended July 1, 1995

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      Commission file number 1-7753


                               DECORATOR INDUSTRIES, INC.
                 (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                           25-1001433
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)


 10011 PINES BLVD., SUITE 201, PEMBROKE PINES, FL              33024
    (Address of principal executive offices)                 (zip code)


                                  305-436-8909
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__.   No _____.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  Outstanding at August 7, 1995
- -----                                  -----------------------------
Common Stock, $.20 par value                1,929,167 shares*


*Includes 23,661 shares issuable upon surrender of the outstanding $.10 par common stock.

                           PART 1 - FINANCIAL INFORMATION

DECORATOR INDUSTRIES, INC.
BALANCE SHEET


                                                        July 1, 1995    December 31, 1994
                                                        ------------    -----------------
ASSETS                                                   (UNAUDITED)
- ----------------------------------
CURRENT ASSETS:
  Cash and Cash Equivalents                              $ 3,175,010       $ 4,026,035
  Short-term Investments                                   2,308,682         2,146,332
  Accounts Receivable                                      3,167,769         2,566,063
  Note Receivable                                             80,000            80,000
  Inventories                                              2,877,708         2,639,650
  Prepaid Expenses                                           246,712            98,270
  Prepaid and Deferred Income Taxes                          201,000           201,000
                                                         -----------       -----------
Total Current Assets                                      12,056,881        11,757,350


PROPERTY & EQUIPMENT                                       4,750,488         4,577,845
  Less: Accumulated Depreciation and Amortization          1,917,038         1,779,706
                                                         -----------       -----------
Net Value of Property and Equipment                        2,833,450         2,798,139


EXCESS OF COST OVER NET ASSETS ACQUIRED                    1,328,160         1,355,522
NOTE RECEIVABLE                                              180,000           220,000
OTHER ASSETS                                                 264,487           275,659
                                                         -----------       -----------
TOTAL ASSETS                                             $16,662,978       $16,406,670
                                                         -----------       -----------
                                                         -----------       -----------

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                       $ 2,967,257       $ 2,276,518
  Accrued Expenses - Income Taxes                            102,348           140,402
                   - Compensation                            864,572         1,361,386
                   - Other                                   397,831           447,463
  Current Maturities of Long-term Debt                        40,820            52,405
                                                         -----------       -----------
Total Current Liabilities                                  4,372,828         4,278,174


LONG-TERM DEBT                                               609,439           629,450
DEFERRED INCOME TAXES                                        177,000           177,000
                                                         -----------       -----------
Total Liabilities                                          5,159,267         5,084,624


STOCKHOLDERS' EQUITY:
  Common Stock                                               527,173           522,717
  Additional Capital                                       1,667,156         1,619,828
  Retained Earnings                                       11,438,488        10,332,610
                                                         -----------       -----------
                                                          13,632,817        12,475,155
  Less: Treasury Stock, at Cost                            2,129,106         1,153,109
                                                         -----------       -----------
Total Stockholders' Equity                                11,503,711        11,322,046
                                                         -----------       -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $16,662,978       $16,406,670
                                                         -----------       -----------
                                                         -----------       -----------

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
STATEMENT OF INCOME (UNAUDITED)


                                         FOR 13 WEEKS ENDED:           FOR 26 WEEKS ENDED:
                                     July 1, 1995   July 2, 1994   July 1, 1995   July 2, 1994
                                     ------------   ------------   ------------   ------------
NET SALES                             $8,749,072     $9,035,652     $17,024,503    $16,894,458


Costs and expenses:
  Cost of products sold                6,505,447      6,535,090      12,548,775     12,117,411
  Selling and administrative           1,269,880      1,269,321       2,538,155      2,509,609
  Interest & Investment Income          (115,718)       (19,027)       (249,968)       (76,725)
  Interest Expense                        12,180         17,534          27,813         32,277
                                      ----------     ----------     -----------    -----------
TOTAL COST AND EXPENSES                7,671,789      7,802,918      14,864,775     14,582,572
                                      ----------     ----------     -----------    -----------
Income before income taxes             1,077,283      1,232,734       2,159,728      2,311,886
Income Taxes                             400,000        450,000         802,000        859,000
                                      ----------     ----------     -----------    -----------
NET INCOME                            $  677,283     $  782,734     $ 1,357,728    $ 1,452,886
                                      ----------     ----------     -----------    -----------
                                      ----------     ----------     -----------    -----------
PRIMARY EARNINGS PER SHARE            $     0.35     $     0.40     $      0.69    $      0.75
                                      ----------     ----------     -----------    -----------
                                      ----------     ----------     -----------    -----------
FULLY DILUTED EARNINGS PER SHARE      $     0.32     $     0.36     $      0.64    $      0.67
                                      ----------     ----------     -----------    -----------
                                      ----------     ----------     -----------    -----------
Average number of shares outstanding:
  Primary                              1,947,021      1,961,320       1,971,172      1,938,766
  Fully diluted                        2,098,083      2,145,706       2,135,487      2,158,580


The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)


                                                            For 26 Weeks Ended:
                                                        JULY 1, 1995   JULY 2, 1994
                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $ 1,357,729    $ 1,452,886
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                            187,407        168,542
    Provision for losses on accounts receivable               17,000         19,000
    Deferred Taxes                                                 0        (15,200)
    (Gain) loss on disposal of assets                            980              0
  Increase (decrease) from changes in:
    Accounts receivable                                     (618,706)      (489,370)
    Inventory                                               (238,058)      (359,133)
    Short-term investments                                  (162,350)    (1,028,455)
    Prepaid expenses                                        (148,442)       (89,137)
    Other assets                                              11,172        (18,612)
    Accounts payable                                         690,739        941,218
    Accrued expenses                                        (584,500)       (75,205)
                                                         -----------    -----------
Net cash provided by (used in) operating activities          512,971        506,534

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (198,385)      (795,770)
  Proceeds from property dispositions                          2,049              0
  Note receivable                                             40,000         90,000
                                                         -----------    -----------
Net cash used in investing activities                       (156,336)      (705,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long term debt payments                                    (31,596)       (53,930)
  Proceeds from debt on new building                               0        269,046
  Dividend payments                                         (251,850)      (212,896)
  Proceeds from exercise of stock options                     40,765         73,215
  Stock option tax benefit                                         0         41,000
  Purchase of common stock for treasury                     (964,979)             0
                                                         -----------    -----------
Net cash provided by financing activities                 (1,207,660)       116,435
Net increase in cash and cash equivalents                   (851,025)       (82,801)
Cash and cash equivalents at beginning of year             4,026,035      2,685,377
                                                         -----------    -----------
Cash and cash equivalents at end of period               $ 3,175,010    $ 2,602,576
                                                         -----------    -----------
                                                         -----------    -----------
Supplemental disclosures of cash flow information:
                                                        JULY 1, 1995   JULY 2, 1994
                                                        ------------   ------------
  Interest                                               $    21,871    $    17,900
  Income taxes                                           $   840,774    $   868,095


The accompanying notes are an integral part of the financial statements.

                          DECORATOR INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           TWENTY-SIX WEEKS ENDED JULY 1, 1995 AND JULY 2, 1994
                                 (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 1, 1995, the changes therein for the twenty-six week period then ended and the results of operations for the thirteen week periods ended July 1, 1995 and July 2, 1994.

NOTE 2. The consolidated financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 31, 1994. The results of operations for the twenty-six week periods ended July 1, 1995 and July 2, 1994 are not necessarily indicative of operating results for the full year.

NOTE 3. INVENTORIES

        Inventories at July 1, 1995 and December 31, 1994 consisted of the following:

                                              July 1, 1995   December 31, 1994
                                              ------------   -----------------
        Raw material and Supplies              $2,816,466        $2,458,934
        In process and Finished Goods              61,242           180,716
                                               ----------        ----------
                                               $2,877,708        $2,639,650
                                               ----------        ----------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's financial condition as measured by the following ratios was virtually unchanged during the Second Quarter.

                                             July 1, 1995   December 31, 1994
                                             ------------   -----------------
Current Ratio                                      2.76              2.75
Quick Ratio                                        2.10              2.13
LT Debt to Total Capital                           5.05%             5.35%
Working Capital                              $7,684,053        $7,479,176

These ratios were maintained despite the use of $432,798 of cash to repurchase common stock.

Effective August 7, 1995 the Company purchased the business and assets of Paragon Interiors, a manufacturer of draperies and bedspreads for the manufactured housing and recreational vehicle markets, located in Goshen, Indiana. The total purchase price was approximately $500,000 including the assumption of liabilities. This purchase was funded from working capital.

Cash and Short-Term Investments total $5,483,692. These cash balances and borrowing capacity keep the company well-positioned to take advantage of internal growth or additional acquisition opportunities that might arise.

RESULTS OF OPERATIONS:

The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Income:

                                       Second     First    Second     First
                                       Quarter    Half     Quarter    Half
                                        1995      1995      1994      1994
                                       -------    -----    -------    -----
Net Sales                                100.0%   100.0%     100.0%   100.0%
Cost of products sold                     74.4     73.7       72.3     71.7
Selling and administrative                14.5     14.9       14.0     14.9
Interest and investment income            (1.3)    (1.5)       (.2)     (.5)
Interest expense                            .1       .2         .2       .2
Income taxes                               4.6      4.7        5.0      5.1
Net income                                 7.7      8.0        8.7      8.6


THIRTEEN-WEEK PERIOD ENDED JULY 1, 1995, (SECOND QUARTER 1995) COMPARED TO THIRTEEN-WEEK PERIOD ENDED JULY 2, 1994, (SECOND QUARTER 1994)

Net sales for the Second Quarter were $8,749,072 compared with $9,035,652 for the same period of 1994. Net income in the Second Quarter was $677,283, or 35 cents per share (primary), compared with $782,734, or 40 cents per share (primary), in the same period a year ago.

This quarter's performance was affected unfavorably by (1) a decline in revenue largely attributable to weaker demand in the recreational vehicle market and (2) an increase in the cost of goods sold, specifically material and labor costs. Programs have been implemented which are ongoing that are targeted at reducing these costs.

TWENTY-SIX WEEK PERIOD ENDED JULY 1, 1995, (FIRST HALF 1995) COMPARED TO TWENTY-SIX WEEK PERIOD ENDED JULY 2, 1994, (FIRST HALF 1994)

For the six months ended July 1, 1995, net sales were $17,024,503 compared with $16,894,458 in the same period in the prior year. Net income was $1,357,728, or 69 cents per share (primary), compared to $1,452,886, or 75 cents per share (primary) in the same period of 1994.

                        PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of stockholders held June 5, 1995, the stockholders approved the 1995 Incentive Stock Option Plan by a vote of 910,542 shares in favor, 228,910 shares against, and 16,683 shares abstaining. There were 602,293 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

        (a) EXHIBITS

            None

        (b) No reports on form 8-K were filed by the Company during the fiscal quarter ended July 1, 1995.


                                     SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DECORATOR INDUSTRIES, INC.
                                               (Registrant)



                                            By:  /s/ William Bassett
                                                 -----------------------------
                                                 William Bassett, President

                                            By:  /s/ Michael K. Solomon
                                                 -----------------------------
Date: August 10, 1995                            Michael K. Solomon, Treasurer