Form 10-Q
period 1995-09-30
DECORATOR INDUSTRIES INC
filed 1995-11-14
CIK 27613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number   1-7753

                           DECORATOR INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                          25-1001433
          ------------                                          ----------
 State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 10011 PINES BLVD., SUITE 201, PEMBROKE PINES, FL                  33024
 ------------------------------------------------                  -----
     (Address of principal executive offices)                   (zip code)

                                  954-436-8909
                                  ------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X  .    No      .
                                 -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   Outstanding at November 8, 1995
-----                                   -------------------------------

Common Stock, $.20 par value                   1,916,120 shares*

*Includes 23,413 shares issuable upon surrender of the outstanding $.10 par common stock.

                          PART 1- FINANCIAL INFORMATION

DECORATOR INDUSTRIES, INC.
BALANCE SHEET

                                                                                  SEPTEMBER 30, 1995             DECEMBER 31,1995
                                                                                  -------------------------------------------------
                                                                                      (UNAUDITED)
ASSETS
------
CURRENT ASSETS:
  Cash and Cash Equivalents                                                               $2,810,312                    $4,026,035
  Short-term Investments                                                                   2,367,457                     2,146,322
  Accounts Receivable                                                                      3,464,228                     2,566,063
  Note Receivable                                                                             80,000                        80,000
  Inventories                                                                              3,081,137                     2,639,650
  Prepaid Expenses                                                                           152,429                        98,270
  Prepaid and Deferred Income Taxes                                                          201,000                       201,000
                                                                                --------------------          --------------------
Total Current Assets                                                                      12,156,563                    11,757,350

PROPERTY & EQUIPMENT                                                                       5,004,164                     4,577,845
  Less: Accumulated Depreciation
    and Amortization                                                                       1,993,347                     1,779,706
                                                                                --------------------          --------------------
Net Value of Property and Equipment                                                        3,010,817                     2,798,139

EXCESS OF COST OVER NET ASSETS ACQUIRED                                                    1,476,302                     1,355,522
NOTE RECEIVABLE                                                                              160,000                       220,000
OTHER ASSETS                                                                                 321,608                       275,659
                                                                                --------------------          --------------------
TOTAL ASSETS                                                                             $17,125,290                   $16,406,670
                                                                                --------------------          --------------------
                                                                                --------------------          --------------------

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                                                        $3,045,896                    $2,276,518
  Accrued Expenses - Income Taxes                                                             66,837                       140,402
                   - Compensation                                                            946,883                     1,361,386
                   - Other                                                                   345,273                       447,463
  Current Maturities of Long-term Debt                                                        40,820                        52,405
                                                                                --------------------          --------------------
Total Current Liabilities                                                                  4,445,709                     4,278,174

LONG-TERM DEBT                                                                               597,346                       629,450
DEFERRED INCOME TAXES                                                                        177,000                       177,000
                                                                                --------------------          --------------------
Total Liabilities                                                                          5,220,055                     5,084,624

STOCKHOLDERS' EQUITY:
  Common Stock                                                                               528,373                       522,717
  Additional Capital                                                                       1,677,768                     1,619,828
  Retained Earnings                                                                       11,828,200                    10,322,610
                                                                                --------------------          --------------------
                                                                                          14,034,341                    12,475,155
  Less: Treasury Stock, at Cost                                                            2,129,106                     1,153,109
                                                                                --------------------          --------------------
Total Stockholders' Equity                                                                11,905,235                    11,322,046
                                                                                 --------------------          --------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                 $17,125,290                   $16,406,670
                                                                                 --------------------          --------------------
                                                                                 --------------------          --------------------

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
STATEMENT OF INCOME (UNAUDITED)

                                                                  FOR 13 WEEKS ENDED:                     FOR 39 WEEKS ENDED:
                                                         Sept. 30, 1995       Oct. 1, 1994       Sept. 30, 1995       Oct. 1, 1994
                                                  --------------------------------------------------------------------------------
NET SALES                                                   $8,560,400          $8,212,517         $25,584,903         $25,106,975

Costs and expenses:
  Cost of products sold                                      6,638,353           5,900,665          19,187,128          18,018,076
  Selling and administrative                                 1,160,341           1,294,332           3,698,496           3,803,941
  Interest & Investment Income                                 (98,403)            (49,327)           (348,371)           (126,052)
  Interest Expense                                              12,356              15,231              40,169              47,508
                                                  --------------------------------------------------------------------------------
TOTAL COST AND EXPENSES                                      7,712,647           7,160,901          22,577,422          21,743,473
                                                  --------------------------------------------------------------------------------

Income before income taxes                                     847,753           1,051,616           3,007,481           3,363,502
Income Taxes                                                   323,000             361,000           1,125,000           1,220,000
                                                  --------------------------------------------------------------------------------

NET INCOME                                                    $524,753            $690,616          $1,882,481          $2,143,502
                                                  --------------------------------------------------------------------------------
                                                  --------------------------------------------------------------------------------

PRIMARY EARNINGS
  PER SHARE                                                      $0.27               $0.34               $0.96               $1.09
                                                  --------------------------------------------------------------------------------
                                                  --------------------------------------------------------------------------------

FULLY DILUTED EARNINGS
  PER SHARE                                                      $0.25               $0.32               $0.89               $0.99
                                                  --------------------------------------------------------------------------------
                                                  --------------------------------------------------------------------------------

Average number of
  shares outstanding:
  Primary                                                    1,928,277           2,004,937           1,956,874           1,960,823
  Fully diluted                                              2,075,299           2,185,702           2,115,424           2,167,620





The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                     For 39 Weeks Ended:
                                                                                       SEPTEMBER 30, 1995            OCTOBER 1, 1994
                                                                                       ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                              $1,882,481                    $2,143,502
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                            283,957                       259,362
    Provision for losses on accounts receivable                                               39,500                        45,337
    Deferred Taxes                                                                                 0                         4,183
    (Gain) loss on disposal of assets                                                         (2,062)                            0
  Increase (decrease) from changes in:
    Accounts receivable                                                                     (802,387)                     (737,234)
    Inventory                                                                               (317,626)                     (290,851)
    Short-term investments                                                                  (221,125)                   (1,050,632)
    Prepaid expenses                                                                         (54,159)                     (115,930)
    Other assets                                                                             (45,949)                      (59,132)
    Accounts payable                                                                         661,041                       274,973
    Accrued expenses                                                                        (855,477)                      179,787
                                                                                       -------------                 -------------
Net cash provided by (used in) operating activities                                          768,194                       653,365

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                      (274,926)                     (886,076)
  Proceeds from property dispositions                                                          6,049                             0
  Note receivable                                                                             60,000                       135,000
  Net cash paid for acquisition                                                             (432,083)                            0
                                                                                       -------------                 -------------
Net cash used in investing activities                                                       (640,960)                     (751,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                                                    (46,663)                      (76,807)
  Proceeds from debt on new building                                                               0                       269,046
  Dividend payments                                                                         (386,892)                     (313,745)
  Proceeds from exercise of stock options                                                     52,577                        75,528
  Stock option tax benefit                                                                     3,000                       107,000
  Purchase of common stock for treasury                                                     (964,979)                            0
                                                                                       -------------                 -------------
Net cash provided by financing activities                                                 (1,342,957)                       61,022
Net increase in cash and cash equivalents                                                 (1,215,723)                      (36,689)
Cash and cash equivalents at beginning of year                                             4,026,035                     2,685,377
                                                                                       -------------                 -------------
Cash and cash equivalents at end of period                                                $2,810,312                    $2,648,688
                                                                                       -------------                 -------------
                                                                                       -------------                 -------------


Supplemental disclosures of cash flow information:

                                                                                       SEPTEMBER 30, 1995            OCTOBER 1, 1994
                                                                                      ----------------------------------------------
Interest                                                                                     $32,348                       $21,554
Income taxes                                                                              $1,187,284                    $1,282,835


The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
                                   (UNAUDITED)



NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1995, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended September 30, 1995 and October 1, 1994.

NOTE 2. The consolidated financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 31, 1994. The results of operations for the thirty-nine week periods ended September 30, 1995 and October 1, 1994 are not necessarily indicative of operating results for the full year.

NOTE 3.   INVENTORIES

          Inventories at September 30, 1995 and December 31, 1994 consisted of the following:

                              September 30, 1995  December 31, 1994
                              ------------------  -----------------
     Raw material and
     Supplies                      $2,952,193         $2,458,934

     In process and
     Finished Goods                   128,944            180,716
                                   ----------         ----------

                                   $3,081,137         $2,639,650
                                   ----------         ----------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's financial condition as measured by the following ratios remains strong during the Third Quarter.


                              September 30, 1995  December 31, 1994
                              ------------------  -----------------
Current Ratio                          2.73               2.75
Quick Ratio                            2.04               2.13
LT Debt to Total Capital               4.91%              5.35%
Working Capital                  $7,710,854         $7,479,176


On August 7, 1995 the Company purchased the business and assets of Paragon Interiors, a manufacturer of draperies and bedspreads for the manufactured housing and recreational vehicle markets, located in Goshen, Indiana. The total purchase price was $482,083, including the assumption of liabilities. This purchase was funded from working capital.

Cash and Short-Term Investments total $5,177,769. These cash balances and borrowing capacity keep the company well-positioned to take advantage of internal growth or additional acquisition opportunities that might arise.

RESULTS OF OPERATIONS:

The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Income:

                                                    First               First
                                           Third    Nine       Third    Nine
                                          Quarter   Mos.      Quarter   Mos.
                                           1995     1995       1994     1994
                                           ----     ----       -----    ----
Net Sales                                 100.0%    100.0%     100.0%  100.0%
Cost of products sold                      77.5      75.0       71.8    71.8
Selling and administrative                 13.6      14.5       15.8    15.2
Interest and investment income             (1.1)     (1.4)       (.6)    (.5)
Interest expense                             .1        .2         .2      .2
Income taxes                                3.8       4.4        4.4     4.9
Net income                                  6.1       7.4        8.4     8.5

THIRTEEN-WEEK PERIOD ENDED SEPTEMBER 30, 1995, (THIRD QUARTER 1995) COMPARED TO THIRTEEN-WEEK PERIOD ENDED OCTOBER 1, 1994, (THIRD QUARTER 1994)

Net sales for the Third Quarter were $8,560,400 compared with $8,212,517 for the same period of 1994. The Third Quarter revenues were affected unfavorably by the recent slowdown in the Recreational Vehicle Market which has resulted in lower revenues for this segment of the Company's business.

Cost of goods sold as a percentage of sales increased to 77.5% compared to 71.8% for the Third Quarter 1994. This increase is a function of higher costs for certain materials and labor and lower prices in certain markets.

Selling and administrative expenses were $1,160,341 in the Third Quarter 1995 compared to $1,294,332 a year ago, a decrease of $133,991. Most of the decrease is attributable to lower accruals for performance and incentive bonuses.

Net income in the Third Quarter was $524,753 or 27 cents per share (primary), compared with $690,616, or 34 cents per share (primary), in the same period a year ago. Earnings have been impacted due primarily to lower margins in certain of the Company's markets, and a small loss at its new acquisition in Goshen, Indiana.


THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 30, 1995, (FIRST NINE MONTHS 1995) COMPARED TO THIRTY-NINE WEEK PERIOD ENDED OCTOBER 1, 1994, (FIRST NINE MONTHS
1994)

For the nine months ended September 30, 1995, net sales were $25,584,903 compared with $25,106,975 in the same period in the prior year. Revenues have been affected unfavorably by a slowness in the Recreational Vehicle Market in 1995.

Cost of goods sold increased to 75.0% from 71.8% in the previous year. This increase is attributable to lower prices in certain markets.

Net income was $1,882,481, or 96 cents per share (primary), compared to $2,143,502, or $1.09 per share (primary) in the same period of 1994.

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a) EXHIBITS


              None



          (b) No reports on form 8-K were filed by the Company during the fiscal quarter ended September 30, 1995.


                                   SIGNATURES
               Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DECORATOR INDUSTRIES, INC.
                                             (Registrant)




                                        By: /s/ William Bassett
                                           -------------------------------
                                        William Bassett, President

                                        By: /s/ Michael K. Solomon
                                           -------------------------------
Date: November 8, 1995                  Michael K. Solomon, Treasurer