Form 10-K405
period 1995-12-30
DECORATOR INDUSTRIES INC
filed 1996-03-27
CIK 27613

                                                                    Page 1 of 41
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-K

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 30, 1995

                  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                              DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Pennsylvania                                       25-1001433
  ---------------------------------------                   -----------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

   10011 Pines Blvd., Pembroke Pines, Florida                      33024
  --------------------------------------------              -----------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:     (954)436-8909

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------

  Common Stock, Par Value
      $.20 Per Share                             American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X        No
                                   -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Aggregate market value at March 15, 1996 of outstanding shares of Common Stock other than shares held by officers, directors and their respective associates:
$14,923,988*

Number of shares outstanding at March 15, 1996:  1,717,884*

                         DOCUMENTS INCORPORATED BY REFERENCE

                                         None

* Includes 23,413 shares issuable upon surrender of the outstanding $.10 par Common Stock.
                The Exhibit Index is on sequentially numbered page 30.

NOTE:In this report, unless the context otherwise requires, Registrant or Company means Decorator Industries, Inc. and its subsidiaries, herein sometimes also called "Decorator Industries". References to a particular year or the captions "For the Year" and "At Year End" refer to the fiscal periods as follows:

                        1995  -  52 weeks ended December 30, 1995

                        1994  -  52 weeks ended December 31, 1994

                        1993  -  52 weeks ended January 1, 1994

                        1992  -  53 weeks ended January 2, 1993

                        1991  -  52 weeks ended December 28, 1991



                                        PART I


ITEM 1.  BUSINESS.

       The Company, through its divisions and subsidiaries, is engaged in the production and sale of draperies, bedspreads and complementary products. The Haleyville Division manufactures draperies, bedspreads and complementary products for sale to original equipment manufactured home builders and recreational vehicle manufacturers. The Liberia Division manufactures draperies and bedspreads for sale to hotels, motels and other installations nationwide as well as original equipment manufactured home builders.

       The Company has one industry segment and one class of products. The business in which the Company is engaged is a competitive environment, and it competes with manufacturers located throughout the country. However, no reliable information is available to enable the Company to determine its relative position among its competitors. The principal methods of competition are price, design and service.

       On August 7, 1995 the Company purchased the business and assets of Paragon Interiors, a manufacturer of draperies and bedspreads for the manufactured housing and recreational vehicle markets, located in Goshen, Indiana. The total purchase price was $595,483, including the assumption of liabilities. This purchase was funded from working capital.

       During 1995 one customer, Fleetwood Enterprises, accounted for approximately 25% of the Company's total sales. In the event of the loss of that customer, there would be a material adverse effect on the Company. That customer operates in two industries, the manufactured housing industry and the recreational vehicle industry. Further, purchasing decisions are made at each individual plant of that customer. The Company services many of these plants and considers each of these plants to be an independent customer.

       The Company's backlog of orders at any given time is not material in amount and is not significant in the business. No material portion of the Company's sales or income is derived from customers in foreign countries.

       The chief raw materials used by the Company are fabrics made from both natural and man-made fibers. The raw materials are obtained primarily from converters and mills. The Company is not dependent upon one or a very few suppliers. Most of its suppliers are large firms with whom, in the opinion of management, the Company enjoys good relationships. The Company has never experienced any significant shortage in its supply of raw materials.

       The Company has no significant patents, licenses, franchises or concessions. It owns certain trademarks and copyrights. Although the Company believes the trademarks aid in identifying its products, it is unable to evaluate the importance of the trademarks to its business. Expenditures for research and development during 1995 and 1994 were not significant.

       Compliance with federal, state and local environmental protection provisions will have no material effect upon the capital expenditures, earnings or competitive position of the Company.

       The Company employs approximately 570 sales, production, warehouse and administrative employees and also uses the services of independent sales representatives.


ITEM 2.  PROPERTIES.

       The Haleyville Division produces draperies and bedspreads from plants located in Haleyville, Alabama; Salisbury, North Carolina; Lakeland, Florida; and Bloomsburg, Pennsylvania. The Haleyville plant is a one story building owned by the Company, which contains approximately 56,000 square feet of manufacturing, warehouse and office space. The Salisbury plant is a one story building of approximately 22,500 square feet of manufacturing, warehouse and office space which is leased by the Company under a lease including renewal options through the year 2000. The Lakeland plant, a one story building of approximately 7,500 square feet, is leased by the Company for a term ending in December 1996, with a renewal option for two additional years. The Bloomsburg plant is a one story building of approximately 42,000 square feet which is owned by the Company. This facility secures industrial development bonds in the original principal amount of $450,000 which were issued by the Pennsylvania Economic Development Financing Authority for the benefit of the Company, and mature in the year 2008, and a loan in the original principal amount of $260,000 from the Pennsylvania Industrial Development Authority.

       The Liberia Division manufactures draperies and bedspreads in facilities located in Bossier City, Louisiana and Abbotsford, Wisconsin. The Bossier City plant, which contains approximately 20,000 square feet of manufacturing, warehouse and office space, is owned by the Company. The Abbotsford plant, which contains approximately 19,300 square feet of manufacturing and warehouse space, is leased for a term expiring May 31, 1998, with a renewal option for an additional five years.

       The Paragon Interiors Division, located in Goshen, Indiana, produces draperies and bedspreads in a two-story building containing approximately 35,000 square feet of manufacturing, warehouse and office space. The building is leased for a term ending August 31, 1998.

       The Company considers that its offices, plants, machinery and equipment are well maintained, adequately insured and suitable for their purposes and that its plants are adequate for the presently anticipated needs of the business.

       The Company owns a one story building of approximately 12,800 square feet in Thomasville, Georgia. This building was formerly used as a production facility by the Haleyville Division and is currently vacant and available for sale.


ITEM 3.  LEGAL PROCEEDINGS.

       None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

       Common Stock price information is set forth in the table below.

                       1995 SALES PRICES            1994 SALES PRICES
                       -------------------          -------------------

                       HIGH       LOW               HIGH      LOW
                       ----       ---               ----      ----
First Quarter          9-1/2      7-1/8             10-7/8    8-1/4
Second Quarter         10-1/8     8-3/8             11        8-5/8
Third Quarter          9-7/8      8-7/8             12-3/8    10-5/8
Fourth Quarter         9          8                 11-3/8    7-1/8

       As of March 15, 1996, the Company had 629 shareholders of record of its Common Stock. Of this total, 459 were holders of the $.20 par value stock and 170 were holders of the old $.10 par value stock who had not yet exchanged their stock for the $.20 par value stock in connection with the one-for-two reverse stock split in July 1982.

       During 1995, the Company increased its quarterly cash dividend to $.07 per share from $.06 per share. Total cash dividend payments were $.27 per share in 1995 and $.23 per share in 1994.

                              DECORATOR INDUSTRIES, INC.
                           ITEM 6. SELECTED FINANCIAL DATA

                                              1995           1994           1993           1992           1991
                                            -----------    -----------    -----------   ------------   ------------
OPERATIONS
Continuing Operations:
  Net Sales                                $34,207,259    $33,246,590    $28,964,223    $23,605,290    $18,072,368
  Net Income                                 2,414,678      2,823,770      2,370,232      1,528,787        133,609
Discontinued Operations:
  Net (Loss) on Disposal                          0.00           0.00           0.00           0.00       (259,160)
Net Income (Loss)                            2,414,678      2,823,770      2,370,232      1,528,787       (125,551)
                                            ------------------------------------------------------------------------
AT YEAR-END
Total Assets                                16,415,659     16,406,670     13,188,452     11,236,785      8,112,422
Long-term Obligations                          587,084        629,450        431,260         68,475        929,964
Long-term Debt Ratio                             5.14%          5.30%          4.70%          1.10%         15.60%
Working Capital                              6,925,352      7,479,176      5,322,279      3,214,756      3,000,005
Working Capital Ratio                             2.54           2.75           2.39           1.68           2.39
Stockholders' Equity                        11,147,754     11,322,046      8,741,511      6,417,134      5,025,213
                                            ------------------------------------------------------------------------
PER SHARE
Net Income (Loss)
  Continuing Operations                           1.25           1.43           1.25           0.84           0.06
  Discontinued Operations                           --             --             --             --          (0.12)
  Primary                                         1.25           1.43           1.25           0.84          (0.06)
  Fully Diluted                                   1.15           1.30           1.09           0.75          (0.06)
Book Value                                       $6.22          $5.65          $4.58          $3.45          $2.61
Cash Dividends Paid                              $0.27          $0.23          $0.15             --             --


  NOTE: PER SHARE AMOUNTS HAVE BEEN ADJUSTED FOR A TWO-FOR-ONE STOCK SPLIT IN
                                     APRIL 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND FINANCIAL RESOURCES:

       The Company's financial condition continues to be strong, as evidenced by the following statistical measures:

       1) Working capital at December 30, 1995 was $6,925,352 compared to $7,479,176 at December 31, 1994.

       2) The current ratio was 2.54:1 at year-end 1995 compared to 2.75:1 at year-end 1994.

       3) The liquid ratio changed from 2.1:1 at year-end 1994 to 1.9:1 at year-end 1995.

       4) The long-term debt ratio continued to be minimal, at 5.1% as of December 30, 1995 compared to 5.3% a year earlier.

       Accounts receivable and inventories increased by a combined 11% with the Paragon Interiors acquisition, or 6% on a same operations comparison. These assets continue to be well managed.

       Capital expenditures for 1995 were $646,704, which included $184,000 from the acquisition of Paragon Interiors. Management projects that capital expenditures in 1996 will approximate the amount spent in 1995.

       Management does not foresee any events which will adversely affect its liquidity during 1996 and, further, the Company's financial condition is more than adequate to finance internal growth and acquisitions of profitable, growing businesses.

RESULTS OF OPERATIONS:

       The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Income:

                                             1995           1994           1993
                                             ----           ----           ----
       Net sales . . . . . . . . . . . . . 100.0%         100.0%         100.0%
       Cost of products sold . . . . . . .  75.3           71.8           73.2
       Selling and administrative expenses  14.5           15.2           15.7
       Gain on sale of property. . . . . .  --             --             (1.3)
       Interest and investment income. . .  (1.2)           (.4)           (.5)
       Interest expense. . . . . . . . . .    .1             .2             .2
       Income taxes. . . . . . . . . . . .   4.2            4.7            4.6
       Net income. . . . . . . . . . . . .   7.1            8.5            8.2


1995 VS 1994

       Net sales in 1995 increased to $34,207,259 from $33,246,590, an increase of 3%. The Company's growth rate was negatively affected by a decline in the recreational vehicle market and a slowing in the growth rate in the manufactured housing market.

       Cost of goods sold as a percentage of sales increased to 75.3% in 1995 from 71.8% in 1994. This increase is attributable to the tightening of margins in certain markets caused by competitive pricing pressures.

       Selling and administrative expenses decreased by $88,343 due to lower accruals for performance and incentive bonuses.

       The decrease in net income to $2,414,678 in 1995 from $2,823,770 in 1994 is attributed almost entirely to the increase in cost of goods sold.

1994 VS. 1993

       Net sales increased by 15% in 1994, which was largely attributable to continued strong growth in the manufactured housing and recreational vehicle markets and an increase in the Company's market share in the recreational vehicle market. During the second half of 1994, the Company's growth slowed primarily due to some moderation of the growth rates in those industries, the loss of some Fleetwood business, and a decline in the Company's sales to the hospitality market.

       Cost of products sold as a percentage of sales decreased due primarily to the spreading of the fixed portion of these costs over greater volumes.

       Selling and administrative expenses increased by $515,928 due primarily to the increase in performance and incentive bonuses which resulted from the Company's overall improvement in net income. The decrease as a percentage of sales is again due primarily to the spreading of the fixed portion of these costs over greater volumes.

       Interest and investment income decreased by $12,867. This decrease is net of an unrealized holding loss of $91,420 from a decline in the market value of the Company's short-term investments. Without recognition of the market loss, interest and investment income would have increased by $78,553.

       Income taxes were 35.6% and 35.9% of income before taxes in 1994 and 1993, respectively. The Company expects these rates to be somewhat higher in 1995.

       For 1994, net income was a record $2,823,770, an increase of 19% when compared to 1993's net income of $2,370,232. Eliminating the one-time gain of $235,461 from the sale of property in 1993, the increase in comparable net income from operations was 32%.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The financial statements and reports of independent certified public accountants listed in Item 14(a) of this report are filed under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information concerning the directors and executive officers of the Company is set forth below.

       WILLIAM A. BASSETT, age 59, has been President and a director of the Company since 1980, Chief Executive Officer since February 1993 and Chairman of the Board since January 1994.

       MICHAEL K. SOLOMON, age 46, has been Vice President of the Company since November 1994, Treasurer and Chief Financial Officer of the Company since 1985 and a director of the Company since 1987.

       JEROME B. LIEBER, age 75, has been Secretary and a director of the Company since 1961. He is Senior Counsel to the law firm of Klett Lieber Rooney & Schorling, a Professional Corporation, Pittsburgh, Pennsylvania, which serves as general counsel to the Company. Mr. Lieber previously had been a senior partner in that firm.

       EARL RAPPAPORT, age 78, has been a director and employee of the Company since 1954. He served as Chief Executive Officer of the Company from 1954 until February 1993 and as Chairman of the Board from 1954 until January 1994.

       HERBERT WALKER, age 82, has been a director of the Company since 1980. He has been a management consultant since 1980 and served as a registered representative of Harvest Financial Corp., a broker-dealer, since 1982.

       JOSEPH N. ELLIS, age 67, has been a director of the Company since 1993. He founded LaSalle-Deitch Co., Inc., a distributor of products for the manufactured housing and recreational vehicle industries, in 1963 and served as its President, Chief Executive Officer and Chairman from 1971 until his retirement in 1992. Mr. Ellis is currently a management consultant.

       WILLIAM H. ALLEN, JR., age 60, was appointed to the Board of Directors on February 28, 1995. He has been Vice Chairman of the Board of NationsBank N.A. (South) since December 1995 and previously served as Chairman of the Board and Chief Executive Officer of Intercontinental Bank. Mr. Allen is also a director of American Bankers Life Insurance Company and Winsloew Furniture, Inc.

       The Board of Directors is divided into three classes of directors with staggered terms. One class is elected at each annual meeting of shareholders for a three-year term. Subject to the provisions of any employment agreements with the Company, the term of office of all executive officers is at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION.

       The following table shows the compensation of the named executive officers of the Company for each of the last three fiscal years.

                              SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                ANNUAL COMPENSATION       COMPENSATION
                                        --------------------------------  ------------
                                                                           AWARDS
                                                                           -------
    NAME AND                  FISCAL                                       OPTIONED           ALL OTHER COM-
PRINCIPAL POSITION            YEAR      SALARY($)  BONUS($)  OTHER($)(1)   SHARES (#)         PENSATION($)(2)
----------------------        ------   ----------  --------  -----------  -------------     -----------------
William A. Bassett            1995      224,910    58,234       *            ----                 34,970
Chairman of the Board,        1994      209,100    78,689      49,637       10,000                21,577
President and Chief           1993      193,423    44,250       *            ----                 10,225
Executive Officer

Michael K. Solomon            1995      104,500    14,558       *            ----                 ----
Vice President, Treasurer     1994       99,500    19,672      14,483        4,500                ----
and Chief Financial Officer   1993       96,231    13,000       *            ----                 ----



--------------------
(1) Medical/dental reimbursement plan payments, country club memberships, personal use of Company vehicles and payments, made in accordance with Company policy, for disqualifying sales of Common Stock acquired upon the exercise of a qualified stock option. For 1994, payments to Messrs. Bassett and Solomon for such sales were $47,884 and $8,833, respectively. All such sales provided a net benefit to the Company of $94,970. An asterisk indicates that the total of other annual compensation for that year was less than 10% of salary and bonus for that year.

(2) Premiums paid by the Company on life and long-term disability insurance policies.


       The following table sets forth information concerning the exercise of stock options during 1995 by the named executive officers and the value of their unexercised, in-the-money stock options at the end of that fiscal year (December 30, 1995). All options outstanding at December 30, 1995 were exercisable at any time prior to their respective expiration dates.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR-END OPTION VALUES

                                                                   VALUE OF
                    SHARES ACQUIRED  VALUE       OPTIONED SHARES  OPTIONS AT
NAME                ON EXERCISE      REALIZED($) AT 12/30/95(#)  12/30/95($)(1)
------------------  ---------------  ----------- --------------- --------------
William A. Bassett  15,000           105,000      95,000         541,250

Michael K. Solomon  10,000           54,375       34,500         192,500

--------------------
(1) Assumes a market value of $8.00 per share, which was the last reported sale price on the American Stock Exchange on December 30, 1995.


       Directors who are not employees of the Company are paid a fee of $8,000 per year for their services as directors.

       The Company's medical and dental reimbursement plan provides reimbursement to the corporate and certain divisional officers of the Company and their dependents (as defined in Section 152 of the Internal Revenue Code) for their medical and dental expenses. Benefits under the plan are limited to 10% of the participant's compensation during the plan year. The plan also prohibits any participant from receiving "double reimbursement", i.e. if a participant receives reimbursement from another source, he or she must remit to the Company benefits received under the plan.

       The Company's 1984 Incentive Stock Option Plan, which expired February 22, 1994, authorized the granting to key employees of options to purchase up to 500,000 shares (less the number of shares issued under the 1979 stock option plan) of the Company's Common Stock. The purchase price of optioned shares is the fair market value of the Common Stock on the date of grant, and the maximum term of the options is ten years; in the case of options granted to employees who owned more than 10% of the outstanding Common Stock, however, the purchase price is 110% of the fair market value of the Common Stock on the date of grant and the term of the option is five years. The number of optioned shares and the purchase price per share are subject to adjustment for stock splits, stock dividends, reclassifications and the like.

       On April 3, 1995 the Board of Directors adopted, and on June 5, 1995 the stockholders approved, the Company's 1995 Incentive Stock Option Plan (the "1995 Plan") which has a term of ten years. The 1995 Plan authorizes the issuance of up to 250,000 shares of Common Stock pursuant to stock options granted to key employees of the Company. The purchase price of optioned shares must be the fair market value of the Common Stock on the date of grant, and the maximum term of the options is ten years; in the case of options granted to employees who own more than 10% of the outstanding Common Stock, however, the purchase price must be 110% of the fair market value of the Common Stock on the date of grant and the term of the option cannot exceed five years. The number of shares that may be issued under the 1995 Plan, the number of optioned shares and the purchase price per share are subject to adjustment for stock splits, stock dividends, reclassifications and the like. No options have been granted under the 1995 Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information concerning the common stockholding at March 15, 1996 of the directors and named executive officers of the Company, and of the directors and executive officers as a group, is set forth in the following table. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares listed.

                                   SHARES
NAME OR GROUP                BENEFICIALLY OWNED       PERCENT OF CLASS (1)
-------------                ------------------       --------------------
William A. Bassett               171,162 (2)             9.44%
Michael K. Solomon                48,600 (3)             2.78
Jerome B. Lieber                   6,580 (4)              --
Earl Rappaport                    19,950 (5)             1.16
Herbert Walker                     1,000                  --
Joseph N. Ellis                    1,200                  --
William H. Allen, Jr.              1,000                  --

All directors and executive
officers as a group              249,492(6)             13.55

--------------------
(1) Shares which the named stockholder has the right to acquire within 60 days are deemed outstanding for the purpose of computing that stockholder's percentage.

(2)    Includes 95,000 optioned shares which may be acquired within 60 days.

(3)    Includes 28,500 optioned shares which may be acquired within 60 days.

(4) Includes 2,420 shares held in a charitable trust as to which Mr. Lieber disclaims beneficial ownership.

(5) Includes 12,450 shares held in a charitable trust, as to which Mr. Rappaport disclaims beneficial ownership.

(6)    Includes 123,500 optioned shares which may be acquired within 60 days.

       Coury Investments, Ltd., a real estate and securities investment limited partnership organized in Florida, informed the Company in mid-1993 that it then beneficially owned 180,000 shares of the Company's Common Stock. The Company has no further information regarding Coury's ownership of Common Stock.

       FMR Corp. of Boston, Massachusetts, has furnished the Company a copy of its Schedule 13G in which it reported that as of December 31, 1995 Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, had sole investment power with respect to 174,800 shares (10.18%) of the Company's Common Stock.

       Kennedy Capital Management, Inc. of St. Louis, Missouri, a registered investment adviser, has furnished the Company a copy of its Schedule 13G dated February 8, 1996 in which it reported that it had shared voting and investment power with respect to 100,100 shares (5.83%) of the Company's Common Stock.

       ZPR Investment Management Inc. of Orange City, Florida has furnished the Company a copy of its Schedule 13G dated February 5, 1996 in which it reported that it had sole voting power with respect to 185,400 shares (10.79%) of the Company's Common Stock.

       Laifer Capital Management, Inc. of New York, New York has furnished the Company a copy of its Schedule 13G dated February 7, 1996 in which it reported beneficial ownership of a total of 98,400 shares (5.73%) of the Company's Common Stock, including sole power to vote 72,400 shares, sole power to dispose of 65,000 shares and shared power to dispose of 33,400 shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The Company has employment agreements with Earl Rappaport and William A. Bassett. Mr. Rappaport's agreement runs for his lifetime and provides for an annual salary of not less than $100,000. Upon his death, Mr. Rappaport's widow or designated representative will be paid $148,500 per year for a period of two years. Mr. Bassett's agreement will expire July 1, 2004 and provides for an annual salary of not less than $214,200.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)    THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

            FINANCIAL STATEMENTS AND SCHEDULES

            (1)    Report of Independent Certified Public Accountants

            (2) Consolidated Balance Sheet - December 30, 1995 and December 31, 1994

            (3) Consolidated Statement of Income for the three fiscal years ended December 30, 1995

            (4) Consolidated Statement of Stockholders' Equity for the three fiscal years ended December 30, 1995

            (5) Consolidated Statement of Cash Flows for the three fiscal years ended December 30, 1995

            (6)    Notes to Consolidated Financial Statements

            (7) Report of Independent Certified Public Accountants on Financial Statement Schedule

            Schedule VIII - Valuation and Qualifying Accounts

            All other schedules are omitted because they are not required or are inapplicable or the information is included in the financial statements or notes thereto.

     EXHIBITS

      3A Articles of Incorporation as amended to date, filed as Exhibit 3A to Form 10-K for the fiscal year ended December 28, 1985 and incorporated herein by reference.

     3B.1 By-laws as amended to date, filed as Exhibit 3B.1 to Form 10-Q for the quarter ended July 2, 1988 and incorporated herein by reference.

     10B Employment Agreement dated November 12, 1984 between Registrant and Earl Rappaport, filed as Exhibit 10(b)(1)(iii) to Form 10-K for the fiscal year ended December 29, 1984 and incorporated herein by reference.

     10B.1 Amendment dated June 21, 1988 to Exhibit 10B, filed as Exhibit 10B.1 to Form 10-Q for the quarter ended July 2, 1988 and incorporated herein by reference.

     10B.2  Second Amendment dated June 6, 1994 to Exhibit 10B, filed as
            Exhibit 10B.2 to Form 10-Q for the quarter ended July 2, 1994 and incorporated herein by reference.

     10E Lease dated February 9, 1984 between Registrant, as lessee, and Leon and Eleanor Bradshaw covering property at 500 North Long Street, Salisbury, North Carolina, filed as Exhibit 10(b)(4)(iv) to Registration Statement No. 2-92853 and incorporated herein by reference.

     10H Lease Agreement dated December 13, 1983 covering property at 101 West Linden Street, Abbotsford, Wisconsin, and assignment thereof to Registrant, as lessee, dated October 2, 1985, filed as Exhibit 10H to Form 10-K for the fiscal year ended December 28, 1985 and incorporated herein by reference.

     10H.1 Lease Modification Agreement dated May 20, 1988 regarding Exhibit 10H, filed as Exhibit 10H.1 to Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

     10K.1  1984 Incentive Stock Option Plan, as amended to date, filed as
            Exhibit 10K.1 to Form 10-Q for the quarter ended October 3, 1987 and incorporated herein by reference.

     10M.1  Medical and Dental Reimbursement Plan, as amended to date, filed as
            Exhibit 10M.1 to Form 10-K for the fiscal year ended January 3, 1987 and incorporated herein by reference.

     10S Revolving Credit and Term Loan Agreement, and related Security Agreement and Addendum, dated as of April 30, 1993 with Intercontinental Bank, filed as Exhibit 10S to Form 10-Q for the quarter ended October 2, 1993 and incorporated herein by reference.

     10T Employment Agreement dated August 2, 1994 between Registrant and William Bassett, filed as Exhibit 10T to Form 10-Q for the quarter ended July 2, 1994 and incorporated herein by reference.

     10U    1995 Incentive Stock Option Plan, filed herewith.

     11K Statement re computation of fully diluted income per share, filed herewith.

     24C    Consent of Accountants, filed herewith.

     (b)    REPORTS ON FORM 8-K.

            No reports on Form 8-K were filed during the last quarter of 1995.

                                      SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   DECORATOR INDUSTRIES, INC.
                                        (Registrant)


                                   By:    /s/ Michael K. Solomon
                                        ----------------------------------------
                                            Michael K. Solomon
                                             Vice President

  Dated:  March 18, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


NAME                    TITLE                         SIGNATURE                               DATE
------------------      -------------------------     -------------------------------------   --------------
William A. Bassett      Chairman, President,           /s/ William A. Bassett                 March 18, 1996
                        Chief Executive               -------------------------------------
                        Officer and
                        Director

Michael K. Solomon      Vice President, Treasurer,     /s/ Michael K. Solomon                 March 18, 1996
                        Principal Financial           -------------------------------------
                        and Accounting
                        Officer, and
                        Director

Jerome B. Lieber        Director                       /s/ Jerome B. Lieber                   March 18, 1996
                                                      -------------------------------------
Herbert Walker          Director                       /s/ Herbert Walker                     March 18, 1996
                                                      -------------------------------------
Joseph N. Ellis         Director                       /s/ Joseph N. Ellis                    March 18, 1996
                                                      -------------------------------------
William H. Allen, Jr.   Director                       /s/ William H. Allen, Jr.              March 18, 1996
                                                      -------------------------------------


                             INDEPENDENT AUDITORS' REPORT





To the Board of Directors
   and Stockholders
Decorator Industries, Inc.


    We have audited the accompanying consolidated balance sheets of Decorator Industries, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994 and the related consolidated statements of income and stockholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Decorator Industries, Inc. as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 1995 in conformity with generally accepted accounting principles.




                             /s/ Louis Plung & Company
                             LOUIS PLUNG & COMPANY
                             Certified Public Accountants


Pittsburgh, Pennsylvania
February 10, 1996



                            DECORATOR INDUSTRIES, INC.
                                   BALANCE SHEET

                                                        FISCAL YEAR END
                                                   ------------------------
                                                     1995            1994
                                                   --------        --------
                           ASSETS
                           ------

CURRENT ASSETS:
  Cash and Cash Equivalents                       $5,269,772      $4,026,035
  Short-term Investments                              14,607       2,146,332
  Accounts Receivable, less allowance for
    doubtful accounts ($229,722 and $199,659)      2,776,039       2,566,063
  Note Receivable                                     80,000          80,000
  Inventories                                      3,005,383       2,639,650
  Prepaid Expenses                                   126,373          98,270
  Prepaid and Deferred Income Taxes                  159,000         201,000
                                                  ----------      ----------
Total Current Assets                              11,431,174      11,757,350
                                                  ----------      ----------

PROPERTY & EQUIPMENT:
  Land                                               130,408         130,408
  Buildings & Improvements                         2,205,800       2,177,538
  Equipment                                        2,740,656       2,269,899
                                                  ----------      ----------
                                                   5,076,864       4,577,845
 Less:  Accumulated Depreciation
          and Amortization                         1,988,557       1,779,706
                                                  ----------      ----------
                                                   3,088,307       2,798,139
                                                  ----------      ----------
EXCESS OF COST OVER NET ASSETS
  ACQUIRED, less accumulated
  amortization of $815,438 and $759,021            1,461,605       1,355,522
NOTE RECEIVABLE                                      140,000         220,000
OTHER ASSETS                                         294,573         275,659
                                                  ----------      ----------
TOTAL ASSETS                                     $16,415,659     $16,406,670
                                                  ----------      ----------
                                                  ----------      ----------

         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                $2,751,329      $2,276,518
  Current Maturities of long-term debt                41,032          52,405
  Accrued Expenses:
    Income taxes                                      60,873         140,402
    Compensation                                   1,072,321       1,361,386
    Other                                            580,267         447,463
                                                  ----------      ----------
Total Current Liabilities                          4,505,822       4,278,174
                                                  ----------      ----------
LONG-TERM DEBT                                       587,083         629,450
DEFERRED INCOME TAXES                                175,000         177,000
                                                  ----------      ----------
Total Liabilities                                  5,267,905       5,084,624
                                                  ----------      ----------

STOCKHOLDERS' EQUITY:
  Common stock $.20 par value:
    Authorized shares, 5,000,000;
    Issued shares, 2,644,855 and 2,613,580           528,973         522,717
  Paid-in capital                                  1,692,185       1,619,828
  Retained Earnings                               12,228,865      10,332,610
                                                  ----------      ----------
                                                  14,450,023      12,475,155
  Less:  Treasury Stock, at cost:
   853,143 and 608,158 shares                      3,302,269       1,153,109
                                                  ----------      ----------
Total Stockholders' Equity                        11,147,754      11,322,046
                                                  ----------      ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $16,415,659     $16,406,670
                                                  ----------      ----------
                                                  ----------      ----------


  The accompanying notes are an integral part of the financial statements.

                              DECORATOR INDUSTRIES, INC.
                                 STATEMENT OF INCOME


                                                    FOR THE YEAR
                                       ---------------------------------------
                                         1995           1994            1993
                                       --------       --------        --------

INCOME:
    Net Sales                         $34,207,259    $33,246,590    $28,964,223
                                      -----------    -----------    -----------
COST AND EXPENSES:
    Cost of products sold              25,760,666     23,881,370     21,197,342
    Selling and administrative          4,961,007      5,049,350      4,533,422
    Gain on sale of property                   --             --       (379,776)
    Interest and dividend income        (420,329)      (129,668)       (142,535)
    Interest expense                       47,237         61,768         59,538
                                      -----------    -----------    -----------
                                       30,348,581     28,862,820     25,267,991
                                      -----------    -----------    -----------

Income before income taxes              3,858,678      4,383,770      3,696,232
Income taxes                            1,444,000      1,560,000      1,326,000
                                      -----------    -----------    -----------


NET INCOME                            $ 2,414,678    $ 2,823,770    $ 2,370,232
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------


TOTAL PRIMARY EARNINGS PER SHARE            $1.25          $1.43          $1.25
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

FULLY DILUTED EARNINGS PER SHARE            $1.15          $1.30          $1.09
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

Average Number of shares
    Outstanding:
    Primary                             1,939,181      1,971,976      1,897,858
    Fully diluted                       2,092,638      2,170,707      2,169,202


   The accompanying notes are an integral part of the financial statements.

                              DECORATOR INDUSTRIES, INC.
                          STATEMENT OF STOCKHOLDERS' EQUITY


                           COMMON      PAID-IN        RETAINED      TREASURY
                           STOCK       CAPITAL        EARNINGS        STOCK         TOTAL
                         ---------   ------------   -----------    -----------    ----------
Balance at
January 2,
1993                     $ 253,960   $ 1,412,164    $ 5,881,387    $(1,130,377)   $ 6,417,134

Transactions for 1993
Net Profit                                            2,370,232                     2,370,232

Dividends Paid                                         (286,542)                     (286,542)

Issuance of
stock for
exercise of options          3,000        33,718                        39,050         75,768

Stock option tax
benefit                                  164,919                                      164,919

Record stock split         255,957      (255,957)                                         -0-
                         ---------   -----------    ----------     -----------    -----------

Balance at
January 1, 1994            512,917     1,354,844     7,965,077      (1,091,327)     8,741,511

Transactions for 1994
Issuance of
stock for
exercise of options          9,800       115,509                       (61,782)        63,527

Stock option tax
benefit                                  149,475                                      149,475

Net Profit                                           2,823,770                      2,823,770

Dividends Paid                                        (456,237)                      (456,237)
                         ---------   -----------    ----------     -----------    -----------

Balance at
December 31, 1994          522,717     1,619,828    10,332,610      (1,153,109)    11,322,046

Transactions for 1995
Net Profit                                           2,414,678                      2,414,678

Issuance of
stock for
exercise of options          6,256        60,903                       (11,019)        56,140

Stock option tax
benefit                                   11,454                                       11,454

Purchase of common
stock for treasury                                                  (2,138,141)    (2,138,141)

Dividends Paid                                        (518,423)                      (518,423)
                         ---------   -----------    ----------     -----------    -----------

Balance at
December 30, 1995        $ 528,973   $ 1,692,185    $12,228,865    $(3,302,269)   $11,147,754
                         ---------   -----------    ----------     -----------    -----------
                         ---------   -----------    ----------     -----------    -----------


   The accompanying notes are an integral part of the financial statements.

                              DECORATOR INDUSTRIES, INC.
                               STATEMENT OF CASH FLOWS


                                                                     For The Year
                                                         1995           1994           1993
                                                      ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                   $2,414,678     $2,823,770     $2,370,232
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        380,100        347,100        313,360
    Provision for losses on accounts receivable           72,374         45,000         15,680
    Deferred Taxes                                        40,000        (87,000)        98,000
    (Gain) loss on disposal of assets                       (623)           505       (384,026)
  Increase (decrease) from changes in:
    Accounts receivable                                 (148,611)       107,838       (904,615)
    Inventory                                           (248,624)      (374,199)      (193,664)
    Short-term investments                             2,131,725     (1,017,642)       (76,848)
    Prepaid expenses                                     (28,103)        (2,729)       (19,176)
    Prepaid income taxes                                      --             --        193,574
    Other assets                                         (18,914)       (54,146)       (56,776)
    Accounts payable                                     366,474        161,190        339,591
    Accrued expenses                                    (252,875)       307,554       (462,514)
                                                      ----------     ----------     ----------
Net cash provided by operating activities              4,707,601      2,257,241      1,232,818
                                                      ----------     ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (462,704)    (1,005,241)      (984,582)
  Proceeds from property dispositions                     33,477          8,940        195,896
  Note receivable                                         80,000        155,000        120,000
  Net cash paid for acquisition                         (471,926)            --             --
                                                      ----------     ----------     ----------
Net cash used in investing activities                   (821,153)      (841,301)      (668,686)
                                                      ----------     ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Long term debt payments                                (53,740)      (101,093)      (866,297)
  Proceeds from debt on new building                          --        269,046        450,000
  Dividend payments                                     (518,423)      (456,235)      (286,542)
  Proceeds from exercise of stock options                 56,139         63,525         75,767
  Stock option tax benefit                                11,454        149,475        164,919
  Purchase of common stock for treasury               (2,138,141)            --             --
                                                      ----------     ----------     ----------
Net cash used in financing activities                 (2,642,711)       (75,282)      (462,153)
Net increase in cash and cash equivalents              1,243,737      1,340,658        101,979
Cash and cash equivalents at beginning of year         4,026,035      2,685,377      2,583,398
                                                      ----------     ----------     ----------
Cash and cash equivalents at end of period            $5,269,772     $4,026,035     $2,685,377
                                                      ----------     ----------     ----------
                                                      ----------     ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest                                              $   43,899     $   32,139     $   48,676
Income Taxes                                          $1,460,794     $1,507,575     $1,614,026


   The accompanying notes are an integral part of the financial statements.

                              DECORATOR INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

    FISCAL YEAR

    The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in every sixth year containing 53 weeks. Fiscal years 1995, 1994 and 1993 were 52-week periods ending December 30, 1995, December 31, 1994 and January 1, 1994.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

    PROPERTY AND DEPRECIATION

    Buildings and equipment are stated at cost, and depreciated on both straight-line and accelerated methods over estimated useful lives. Leasehold improvements are capitalized and amortized over the assets' estimated useful lives or remaining terms of leases, if shorter. Equipment is depreciated over 3-10 years, buildings over 20-30 years and leasehold improvements over 5-10 years.

    EXCESS OF COST OVER NET ASSETS ACQUIRED

    The excess of investment costs over the fair value of net assets related to the Haleyville Manufacturing division acquired in April, 1973 and the Liberia Manufacturing division acquired in October, 1985 are being amortized over a period of 40 years. Paragon Interiors, acquired in August, 1995 is being amortized also over a period of 40 years. Amortization of $56,417 was charged to income during fiscal year ended 12/30/95 and $54,724 was charged in fiscal year ended 12/31/94 and fiscal year ended 1/1/94.

    The Company evaluates the impairment of goodwill on the basis of whether goodwill is recoverable from the projected undiscounted net income before goodwill amortization of the related assets.

    CASH AND CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

    Cash and cash equivalents consist of the following:


                                        1995            1994
                                     ----------      ----------

    General Funds                    $4,054,772      $ (188,662)
    Demand Notes                      1,215,000              --
    Repurchase agreements                    --       4,214,697
                                     ----------      ----------
                                     $5,269,772      $4,026,035
                                     ----------      ----------
                                     ----------      ----------


The demand notes are guaranteed by letters-of-credit.

                              DECORATOR INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    SHORT-TERM INVESTMENTS

    Short-term investments are categorized as trading securities. The estimated fair values of the company's trading securities, which are the amounts reflected in the balance sheet, are based on quoted market prices. A realized gain of $125,601 is included in income for year ended December 30, 1995 compared to an unrealized holding loss of $91,715 for the year ended December 31, 1994.

    DEFERRED INCOME TAXES

    The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. Prior to 1993, the Company accounted for income taxes under the liability method prescribed by SFAS 96. The change to the present method had no effect on Income.

    PER SHARE INFORMATION

    Per share amounts of common stock are based on the average number of common shares outstanding during each period.

    Fully diluted earnings per share were computed based on the assumption that the stock options were exercised. The dilutive effect of the stock options was determined using the "treasury stock" method.

    CREDIT RISK

    The Company sells into three different markets, each primarily, on thirty day terms. Within each market the Company's customers are spread over a wide geographic area. As such the Company believes that it does not have an abnormal concentration of credit risk within any one market or any one geographic area.

    ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

    STOCKSPLIT

    The Company declared a two-for-one stock split effective April 22, 1993. Per share and share data have been adjusted to reflect this stock split.

(2)  INVENTORIES

    Inventories consisted of the following classifications:

                                          1995           1994
                                       ----------     ----------
    Raw materials &
      supplies                         $2,814,309     $2,458,934

    In process &
     finished goods                       191,075        180,716
                                       ----------     ----------
                                       $3,005,383     $2,639,650
                                       ----------     ----------
                                       ----------     ----------

                                       F-7

                             DECORATOR INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS


(3)  NOTES RECEIVABLE

    Notes receivable consist of the following:

                                                         Fiscal Year-End
                                                    ------------------------
                                                      1995            1994
                                                    --------        --------
       THE note is receivable in monthly
       Installments of $6,667, plus interest
       At 8%.  The note is secured by the
       Land and building sold during 1993.          $220,000        $300,000
            Less current portion                      80,000          80,000
                                                    --------        --------
            Long-term portion                       $140,000        $220,000
                                                    --------        --------
                                                    --------        --------

    Maturities of notes receivable are as follows:

                     Fiscal Year Ending              Amount
                     ------------------             --------
                           1996                       80,000
                           1997                       80,000
                           1998                       60,000
                                                    --------
                           Total                    $220,000
                                                    --------

(4)  LEASES

    The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the Company bear the cost of maintenance and repairs and other operation expenses. Rent expense was $209,958 in 1995, $229,191 in 1994, and $313,554 in 1993.

    Commitments under these leases extend through January, 2001, and are as follows:

                                  1996           $ 214,377
                                  1997             182,099
                                  1998              91,710
                                  1999              38,760
                            Thereafter              41,990

(5)  COMMITMENTS

    The company has commitments under certain employment and non-compete agreements entered into with individuals in management positions. The commitments under these agreements are payable $414,000, $314,000, and $314,000, respectively, from 1996 through 1998 and $1,878,100 thereafter.

(6)  SIGNIFICANT CUSTOMERS

    Sales to one customer accounted for 25.1%, 31.3%, and 30.9% of Company sales in 1995, 1994, and 1993, respectively. This customer, Fleetwood Enterprises, operates in two industries, the Manufactured Housing Industry and the Recreational Vehicle Industry. Further, purchasing decisions are made at each individual plant of that customer. The Company services many of these plants and considers each of these plants to be an independent customer.

                              DECORATOR INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS


(7)  LONG TERM-DEBT AND CREDIT ARRANGEMENTS

    Long-term debt consists of the following:

                                                    1995            1994
                                                  --------        --------
    Note payable in monthly payments of
    $2,088 at 4% interest. Term is 15 years.
    This note is secured by the first mortgage
    on the Bloomsburg, PA building.               $230,137       $246,904

    Bond payable in monthly installments
    thru November, 2008.  The interest
    rate is variable and is currently less
    than 4%.  This bond is secured by the
    Company's Bloomsburg, PA property.             397,978         422,951

    Capitalized building lease payable
    in variable monthly installments
    through February 1995.  Rate is based
    on 70% of prime recalculated annually
    with a minimum rate of 7%.                         -0-           3,637

    Various capitalized equipment leases
    payable in monthly installments
    totalling $1,828 including interest.               -0-           8,363
                                                  --------        --------
                                                   628,115         681,855
    Less amount due within one year                 41,032          52,405
                                                  --------        --------
                                                  $587,083        $629,450
                                                  --------        --------
                                                  --------        --------

    Principal payments on long-term debt for the five years subsequent to December 30, 1995 are as follows:

                             1996             $ 41,000
                             1997               42,000
                             1998               42,000
                             1999               43,000
                             2000               43,000

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(8)  STOCK OPTIONS

    Stock options are outstanding to certain key employees of the Company pursuant to the 1984 incentive stock option plan approved by the shareholders on June 18, 1984. The 1979 plan was terminated in February, 1984 and the 1984 plan expired in February, 1994.

    Under the 1984 stock option plan, options were granted to purchase a maximum of 500,000 shares (less the number of shares which were issued under the 1979 plan) of the Company's common stock at the fair market value of the stock at the date an option is granted. Each option will expire no later than 10 years after date of grant. The 1984 plan allows a grantee, at the sole discretion of the Company's Board of Directors upon the recommendation of the Stock Option Committee, to surrender all or part of any option and to receive the excess of the then fair market value of the shares of common stock over the option price, such excess to be paid in common stock of the Company and/or cash.

    The 1995 incentive stock option plan was adopted by the Board of Directors on April 3, 1995 and approved by the stockholders on June 5, 1995. Under that plan, up to 250,000 shares of the Company's common stock may be issued pursuant to stock options granted to key employees. In general, the option price must equal the fair market value of the stock at the time of grant and the option must expire no later than 10 years after date of grant. The 1995 plan allows a grantee, at the sole discretion of the Board of Directors, upon the recommendation of the Stock Option Committee, to surrender all or part of the option and receive the excess of the then fair market value of the shares of common stock over the option price, such excess to be paid in common stock of the Company and/or cash. As of December 30, 1995, no options had been granted under the 1995 plan.

    Per share amounts and shares outstanding have been adjusted for a two-for-one stock split in April 1993.

    A summary of stock option transactions follows:

                                       Stock Options
                                          Shares              Price
                                  ----------------------   -------------
                                  1979 Plan    1984 Plan      Range
                                  ---------    ---------   -------------
Outstanding
  January 2, 1993                    13,000      367,000   $ 1.19 - 2.88
    Granted                           -0-          -0-           -0-
    Exercised                        13,000       35,400     1.19 - 2.38
    Cancelled                         -0-          -0-           -0-
                                  ---------    ---------   -------------
Outstanding
  January 1, 1994                     -0-        331,600     1.19 - 2.88
    Granted                           -0-         15,500           10.50
    Exercised                         -0-        110,600     1.19 - 2.88
    Cancelled                         -0-          -0-           -0-
                                  ---------    ---------   -------------
Outstanding
  December 31, 1994                   -0-        236,500   $1.19 - 10.50
   Granted                            -0-          -0-           -0-
   Exercised                          -0-         42,275     1.19 - 2.38
   Cancelled                          -0-          -0-           -0-
                                  ---------    ---------   -------------
Outstanding
  December 30, 1995                -0-            194,225  $1.19 - 10.50
                                  ---------    ---------   -------------
                                  ---------    ---------   -------------

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(9) INCOME TAXES

    A summary of income taxes is as follows:

                          1995           1994           1993
                       ----------     ----------     ----------
Current:

  Federal              $1,169,000     $1,400,000     $1,065,000

  State                   235,000        247,000        163,000

Deferred (Benefit)         40,000        (87,000)        98,000
                       ----------     ----------     ----------
  Total                $1,444,000     $1,560,000     $1,326,000
                       ----------     ----------     ----------
                       ----------     ----------     ----------

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax liability relate to the following:

                                               1995          1994
                                             --------      --------
Property and equipment,
due to differences
in depreciation                              $129,000      $114,000

Installment sale of land
& building                                     46,000        63,000

Inventories, due to
additional cost recorded
for income tax purposes                       (10,000)       (9,000)

Accounts receivable, due
to allowance for doubtful
accounts                                      (87,000)      (76,000)

Accrued liabilities, due to
expenses not yet deductible
for income tax purposes                       (62,000)     (116,000)
                                             --------      --------

Net deferred income tax (asset) liability    $ 16,000      $(24,000)
                                             --------      --------
                                             --------      --------


    The net deferred income tax liability is presented in the balance sheets as follows:

                                               1995          1994
                                             --------      --------
Current Asset                                $159,000      $201,000
Long-term Liability                           175,000       177,000


                              DECORATOR INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS

(9) INCOME TAXES (Continued)

     The effective income tax rate varied from the statutory Federal tax rate as follows:

                             1995      1994      1993
                             ----      ----      ----
Federal statutory rate       34.0%     34.0%     34.0%

State income
taxes, net of
federal income
tax benefit                   4.2       3.8       2.9
Other                         (.8)     (2.2)     (1.0)
                             ----      ----      ----
Effective income tax rate    37.4%     35.6%     35.9%
                             ----      ----      ----
                             ----      ----      ----


(10)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                       FIRST              SECOND               THIRD              FOURTH
1995                  QUARTER             QUARTER             QUARTER             QUARTER           YEAR
----                 ----------          ----------          ----------          ----------      -----------
Net Sales            $8,275,431          $8,749,072          $8,560,400          $8,622,356      $34,207,259
Gross Profit          2,232,103           2,243,625           1,922,047           2,048,818        8,446,593
Net Income              680,445             677,283             524,753             532,197        2,414,678
Earnings per
 Common share:
 Primary                    .34                 .35                 .27                 .29            1.25
 Fully Diluted              .31                 .32                 .25                 .27            1.15

Average Common
 Shares
 Outstanding:
 Primary              1,995,324           1,947,021           1,928,277           1,886,099        1,939,181
 Fully Diluted        2,172,891           2,098,083           2,075,299           2,024,602        2,092,638

                       FIRST              SECOND               THIRD              FOURTH
1994                  QUARTER             QUARTER             QUARTER             QUARTER           YEAR
----                 ----------          ----------          ----------          ----------      -----------

Net Sales            $7,858,806          $9,035,652          $8,212,517          $8,139,615      $33,246,590
Gross Profit          2,276,485           2,500,562           2,311,852           2,276,321        9,365,220
Net Income              670,152             782,734             690,616             680,268        2,823,770
Earnings per
 Common share:
 Primary                    .35                 .40                 .34                 .34            1.43
 Fully Diluted              .31                 .36                 .32                 .31            1.30

Average Common
 Shares
 Outstanding:
 Primary              1,916,212           1,961,320           2,004,937           2,005,438        1,971,976
 Fully Diluted        2,171,453           2,145,706           2,185,702           2,178,087        2,170,707


                              DECORATOR INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS


(11)  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

     Cash and Cash Equivalents

     The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value.

     Short-term Investments

     The fair values of short-term investments are based on quoted market prices.

     Notes Receivable

     The fair value of the notes receivable is estimated using discounted cash flow analyses.

     Long-term Debt

     The carrying amount of the Company's borrowings approximates fair value.

     Considerable judgment enters into estimates of fair value. Accordingly, the estimates presented may not be indicative of the amounts that the Company could realize in a current market exchange. the carrying amounts and fair values of the Company's financial instruments are as follows:

                                    DECEMBER 30, 1995        DECEMBER 31, 1994
                                  CARRYING     ESTIMATED   CARRYING    ESTIMATED
                                   AMOUNT     FAIR VALUE    AMOUNT     FAIR VALUE
                                 ----------   ----------  ----------   ----------
Cash and cash equivalents        $5,269,772   $5,269,772  $4,026,035   $4,026,035
Short-term investments               14,607       14,607   2,146,332    2,146,332
Notes receivable                    220,000      220,000     300,000      300,000
Long-term debt                      628,115      628,115     681,855      681,855

                          REPORT OF INDEPENDENT ACCOUNTANTS
                            ON FINANCIAL STATEMENT SCHEDULE




The Board of Directors
  and Stockholders
Decorator Industries, Inc.

    The audit referred to in our opinion dated February 10, 1996 of the financial statements as of December 30, 1995 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in Item 14(a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.



                              /s/ Louis Plung & Company
                              Louis Plung & Company
                              Certified Public Accountants


Pittsburgh, Pennsylvania
February 10, 1996

                              DECORATOR INDUSTRIES, INC.
                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

 COLUMN A            COLUMN B          COLUMN C           COLUMN D    COLUMN E
                                      Additions
                                   (1)         (2)
                                Charged to  Charged to
                   Balance at      Costs       Other                Balance at
                    Beginning       and      Accounts    Deductions    End
Description         of Period     Expenses  Described     Describe   of Period
-----------        ----------   ----------  ----------   ---------- ----------

DEDUCTED FROM
  ASSETS TO WHICH
  THEY APPLY:

ALLOWANCE FOR
  DOUBTFUL
  ACCOUNTS

     1995            $199,659     $ 72,374      -0-     $ 42,311(A)   $229,722

     1994             212,005       45,000      -0-       57,346(A)    199,659

     1993             238,671       15,680      -0-       42,346(A)    212,005

(A) Write-off bad debts

                              DECORATOR INDUSTRIES, INC.

                  Form 10-K For Fiscal Year Ended December 30, 1995
                                  COMMISSION FILE NO. 1-7753


                                    EXHIBIT INDEX

                                                               SEQUENTIALLY
EXHIBIT NO.                 DOCUMENT                           NUMBERED PAGE
-----------                 --------                           -------------
3A                          Articles of Incorporation
                            as amended to date*

3B.1                        By-laws as amended to date*

10B                         Employment Agreement dated
                            November 12, 1984 between
                            Registrant and Earl Rappaport*

10B.1                       Amendment dated June 21, 1988
                            to Exhibit 10B*

10B.2                       Second Amendment dated
                            June 6, 1994 to Exhibit 10B*

10E Lease dated February 9, 1984 between Registrant, as lessee, and Leon and Eleanor Bradshaw covering property at 500 North Long Street, Salisbury, North Carolina*

10H                         Lease Agreement dated
                            December 13, 1983 covering
                            property at 101 West Linden
                            Street, Abbotsford, Wisconsin,
                            and assignment thereof to
                            Registrant, as lessee, dated
                            October 2, 1985*

10H.1                       Lease Modification Agreement dated
                            May 20, 1988 regarding Exhibit 10H*

10K.1                       1984 Incentive Stock Option Plan,
                            as amended to date*

10M.1                       Medical and Dental Reimbursement
                            Plan, as amended to date*

10S                         Revolving Credit and Term Loan
                            Agreement, and related Security
                            Agreement and Addendum, dated
                            as of April 30, 1993 with
                            Intercontinental Bank*

10T                         Employment Agreement dated
                            August 2, 1994 between Registrant
                            and William Bassett*

10U                         1995 Incentive Stock Option Plan             32

11K                         Statement re computation of fully            40
                            diluted income per share

24C                         Consent of Accountants                       41

-----------------
(*) Incorporated by reference