Form 10-Q
period 1996-03-31
DECORATOR INDUSTRIES INC
filed 1996-05-14
CIK 27613

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 30, 1996

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


                          954-436-8909
(Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X  .   No    .
                         -----      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                 OUTSTANDING AT MAY 6, 1996
- -----                                 --------------------------
Common Stock, $.20 par value              1,738,955 shares*

*Includes 23,413 shares issuable upon surrender of the outstanding $.10 par common stock.

                 PART 1 - FINANCIAL INFORMATION


DECORATOR INDUSTRIES, INC.
BALANCE SHEET


                                                March 30, 1996    December 30, 1995
                                                --------------    -----------------
                                                 (UNAUDITED)         (UNAUDITED)
ASSETS
- --------------------------------------------
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 2,175,834         $ 5,269,772
  Short-term Investments                           2,409,314              14,607
  Accounts Receivable                              3,652,311           2,776,039
  Note Receivable                                     80,000              80,000
  Inventories                                      2,923,511           3,005,383
  Prepaid Expenses                                   151,545             126,373
  Prepaid and Deferred Income Taxes                  159,000             159,000
                                                --------------    -----------------
Total Current Assets                              11,551,515          11,431,174

PROPERTY & EQUIPMENT                               5,076,688           5,076,864
  Less: Accumulated Depreciation
     and Amortization                              1,998,151           1,988,557
                                                --------------    -----------------
Net Value of Property and Equipment                3,078,537           3,088,307

EXCESS OF COST OVER NET ASSETS ACQUIRED            1,446,908           1,461,605
NOTE RECEIVABLE                                      120,000             140,000
OTHER ASSETS                                         563,220             294,573
                                                --------------    -----------------
TOTAL ASSETS                                     $16,760,180         $16,415,659
                                                --------------    -----------------
                                                --------------    -----------------

LIABILITIES & STOCKHOLDERS' EQUITY
- --------------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                               $ 3,325,685         $ 2,751,329
  Accrued Expenses - Income Taxes                    373,401              60,873
                   - Compensation                    601,774           1,072,321
                   - Other                           721,545             580,267
  Current Maturities of Long-term Debt                41,193              41,032
                                                --------------    -----------------
Total Current Liabilities                          5,063,598           4,505,822

LONG-TERM DEBT                                       578,219             587,083
DEFERRED INCOME TAXES                                175,000             175,000
                                                --------------    -----------------
Total Liabilities                                  5,816,817           5,267,905

STOCKHOLDERS' EQUITY:
  Common Stock                                       532,573             528,973
  Additional Capital                               1,730,585           1,692,185
  Retained Earnings                               12,731,310          12,228,865
                                                --------------    -----------------
                                                  14,994,468          14,450,023

  Less: Treasury Stock, at Cost                    4,051,105           3,302,269
                                                --------------    -----------------
Total Stockholders' Equity                        10,943,363          11,147,754
                                                --------------    -----------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $16,760,180         $16,415,659
                                                --------------    -----------------
                                                --------------    -----------------


The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
STATEMENT OF INCOME (UNAUDITED)


                                                FOR 13 WEEKS ENDED:
                                          March 30, 1996    April 1, 1995
                                          -------------------------------
NET SALES                                   $9,439,498        $8,275,431

Costs and expenses:

  Cost of products sold                      7,102,934         6,043,328
  Selling and administrative                 1,390,875         1,268,275
  Interest & Investment Income                 (57,787)         (134,250)
  Interest Expense                              11,750            15,633
                                          -------------------------------
TOTAL COST AND EXPENSES                      8,447,772         7,192,986
                                          -------------------------------

Income before income taxes                     991,726         1,082,445
Income Taxes                                   369,000           402,000
                                          -------------------------------

NET INCOME                                  $  622,726        $  680,445
                                          -------------------------------
                                          -------------------------------


PRIMARY EARNINGS
 PER SHARE                                       $0.36             $0.34
                                          -------------------------------
                                          -------------------------------


FULLY DILUTED EARNINGS
 PER SHARE                                       $0.33             $0.31
                                          -------------------------------
                                          -------------------------------

Average number of
 shares outstanding:
 Primary                                     1,730,918         1,995,324
 Fully diluted                               1,861,678         2,172,891



The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)


                                                             For 13 Weeks Ended:
                                                      MARCH 30,1996      APRIL 1,1995
                                                      -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                              $622,726          $680,446
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           99,276            92,297
    Provision for losses on accounts receivable             12,500             8,500
    (Gain) loss on disposal of assets                        1,951             1,117
  Increase (decrease) from changes in:
    Accounts receivable                                   (888,772)         (337,878)
    Inventory                                               81,872           (75,391)
    Short-term investments                              (2,394,707)          (88,311)
    Prepaid expenses                                       (25,172)         (152,314)
    Other assets                                          (268,647)              116
    Accounts payable                                       574,356           387,567
    Accrued expenses                                       (16,741)         (426,338)
                                                      -------------      ------------
Net cash provided by (used in) operating activities     (2,201,358)           89,811

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (77,620)          (70,236)
  Proceeds from property dispositions                          860             1,600
  Note receivable                                           20,000            20,000
                                                      -------------      ------------

Net cash used in investing activities                      (56,760)          (48,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long term debt payments                                   (8,703)          (20,533)
  Dividend payments                                       (120,280)         (117,228)
  Proceeds from exercise of stock options                   42,000            24,188
  Purchase of common stock for treasury                   (748,837)         (532,181)
                                                      -------------      ------------
Net cash provided by financing activities                 (835,820)         (645,754)
Net increase in cash and cash equivalents               (3,093,938)         (604,579)
Cash and cash equivalents at beginning of year           5,269,772         4,026,035
                                                      -------------      ------------
Cash and cash equivalents at end of period              $2,175,834        $3,421,456
                                                      -------------      ------------
                                                      -------------      ------------

Supplemental disclosures of cash flow information:

                                                      MARCH 30,1996      APRIL 1,1995
                                                      -------------      ------------
Interest                                                    $8,787            $6,465
Income taxes                                               $56,472           $68,656


The accompanying notes are an integral part of the financial statements.

                        DECORATOR INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THIRTEEN WEEKS ENDED MARCH 30, 1996 AND APRIL 1, 1995
                               (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 30, 1996, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended March 30, 1996 and April 1, 1995.

NOTE 2. The consolidated financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 30, 1995. The results of operations for the thirteen week periods ended March 30, 1996 and April 1, 1995 are not necessarily indicative of operating results for the full year.

NOTE 3. INVENTORIES

        Inventories at March 30, 1996 and December 30, 1995 consisted of the following:


                               March 30, 1996         December 30, 1995
                                (Unaudited)
                               --------------         -----------------

Raw material and
Supplies                         $2,740,980               $2,814,309

In process and
Finished Goods                      182,531                  191,075
                                    -------                  -------

                                 $2,923,511               $3,005,383
                                 ----------               ----------


NOTE 4. EARNINGS PER SHARE

        The excess of s hares assumed to be issued under the stock option plans over shares that could be purchased with the proceeds based on the higher average or period ending market prices, was sufficient to cause fully diluted earnings per share to be different from primary earnings per share as shown in the consolidated statement of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's financial condition as measured by the following ratios remains strong during the First Quarter.


                                        March 30, 1996      December 30, 1995
                                        --------------      -----------------
Current Ratio                                 2:28                   2:54
Quick Ratio                                   1:70                   1:87
LT Debt to Total Capital                      5.01%                  5.14%
Working Capital                         $6,487,917             $6,925,352


These ratios were maintained despite the use of $748,847 of cash to repurchase common stock.

Cash and Short-Term Investments total $4,585,148. These cash balances and borrowing capacity keep the company well-positioned to take advantage of internal growth or acquisition opportunities that might arise.

RESULTS OF OPERATIONS:

The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Income:


                                                  First       First
                                                 Quarter     Quarter
                                                   1996        1995
                                                 -------     -------
Net Sales                                         100.0%      100.0%
Cost of products sold                              75.2        73.0
Selling and administrative                         14.7        15.3
Interest and investment income                      (.6)       (1.6)
Interest expense                                     .1          .2
Income taxes                                        3.9         4.9
Net income                                          6.6         8.2


Thirteen-Week Period Ended March 30, 1996,(First Quarter 1996) compared to Thirteen-Week Period Ended April 1, 1995,(First Quarter 1995)
- -------------------------------------------------------------

Net sales increased by 14% for the First Quarter 1996 versus the First Quarter 1995. The $9,439,498 in net sales represented the highest sales ever achieved in one quarter.

Net income for the First Quarter 1996 was 8% lower than a year ago, $622,726 compared to $680,455 in 1995. The most recent industry reports show that the Manufactured Housing Market remains strong, with a 9% increase in shipments during January and February over a year ago. While the Recreational Vehicle Industry, for the same period, reported that shipments were down 6% from the prior year, industry analysts project improving conditions in the months ahead.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            --------
            None








        (b) No reports on form 8-K were filed by the Company during the fiscal quarter ended March 30, 1996.

                             SIGNATURES
            Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DECORATOR INDUSTRIES, INC.
                                              (Registrant)


                                       By: \s\ William Bassett
                                          -----------------------------------
                                       William Bassett, President


                                       By: \s\ Michael K. Solomon
                                          -----------------------------------
Date: May 10, 1996                     Michael K. Solomon, Treasurer