Form 10-Q
period 1996-06-29
DECORATOR INDUSTRIES INC
filed 1996-08-12
CIK 27613

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 29, 1996

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER  1-7753

                              DECORATOR INDUSTRIES, INC.
                              --------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    PENNSYLVANIA                       25-1001433
     ------------                       ----------
 (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)


10011 PINES BLVD., SUITE 201, PEMBROKE PINES, FL    33024
- ------------------------------------------------    -----
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

                                 YES  X  .   NO    .
                                     ----       ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS                              OUTSTANDING AT AUGUST 1, 1996
- -----                              -----------------------------
COMMON STOCK, $.20 PAR VALUE           2,342,856 SHARES*

*INCLUDES 31,217 SHARES ISSUABLE UPON SURRENDER OF THE
 OUTSTANDING $.10 PAR COMMON STOCK.

                            PART 1 - FINANCIAL INFORMATION

DECORATOR INDUSTRIES, INC.
BALANCE SHEET
                                            June 29, 1996     December 30, 1995
                                            -------------     -----------------
ASSETS                                       (UNAUDITED)
- ------
CURRENT ASSETS:
 Cash and Cash Equivalents                     $3,501,145          $5,269,772
 Short-term Investments                         2,421,757              14,607
 Accounts Receivable                            3,667,729           2,776,039
 Note Receivable                                   80,000              80,000
 Inventories                                    3,010,995           3,005,383
 Prepaid Expenses                                 157,628             126,373
 Prepaid and Deferred Income Taxes                159,000             159,000
                                           --------------      --------------
Total Current Assets                           12,998,254          11,431,174

PROPERTY & EQUIPMENT                            5,174,340           5,076,864
 Less: Accumulated Depreciation
    and Amortization                            2,081,882           1,988,557
                                           --------------      --------------
Net Value of Property and Equipment             3,092,458           3,088,307

EXCESS OF COST OVER NET ASSETS ACQUIRED         1,432,212           1,461,605
NOTE RECEIVABLE                                   100,000             140,000
OTHER ASSETS                                      208,519             294,573
                                           --------------      --------------
TOTAL ASSETS                                  $17,831,443         $16,415,659
                                           --------------      --------------
                                           --------------      --------------

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
CURRENT LIABILITIES:
 Accounts Payable                              $3,660,553          $2,751,329
 Accrued Expenses - Income Taxes                  235,285              60,873
                  - Compensation                  998,125           1,072,321
                  - Other                         394,430             580,267
 Current Maturities of Long-term Debt              41,355              41,032
                                           --------------      --------------
Total Current Liabilities                       5,329,748           4,505,822

LONG-TERM DEBT                                    566,649             587,083
DEFERRED INCOME TAXES                             175,000             175,000
                                           --------------      --------------
Total Liabilities                               6,071,397           5,267,905

STOCKHOLDERS' EQUITY:
 Common Stock                                     540,828             528,973
 Additional Capital                             1,501,972           1,692,185
 Retained Earnings                             11,276,171          12,228,865
                                           --------------      --------------
                                               13,318,971          14,450,023
 Less: Treasury Stock, at Cost                  1,558,925           3,302,269
                                           --------------      --------------
Total Stockholders' Equity                     11,760,046          11,147,754
                                           --------------      --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $17,831,443         $16,415,659
                                           --------------      --------------
                                           --------------      --------------



The accompanying notes are an integral part of the financial statements

 DECORATOR INDUSTRIES, INC.
STATEMENT OF INCOME (UNAUDITED)


                                         FOR 13 WEEKS ENDED:            FOR 26 WEEKS ENDED:
                                    June 29, 1996   July 1, 1995   June 29, 1996  July 1, 1995
                                     -------------   ------------   -------------  ------------
NET SALES                             $10,540,139     $8,749,072    $19,988,882    $17,024,503

Cost and Expenses:
 Cost of Products Sold                  7,706,744      6,505,447     14,818,923     12,548,775
 Selling & Administrative               1,473,563      1,269,880      2,864,438      2,538,155
 Interest & Investment Income            (45,059)      (115,718)      (102,846)      (249,968)
 Interest Expense                           9,343         12,180         21,093         27,813
                                        ---------      ---------     ----------     ----------
TOTAL COST AND EXPENSES                 9,144,591      7,671,789     17,601,608     14,864,775
                                        ---------      ---------     ----------     ----------

Income Before Income Taxes              1,395,548      1,077,283      2,387,274      2,159,728
Income Taxes                              485,000        400,000        854,000        802,000
                                        ---------      ---------     ----------     ----------

NET INCOME                               $910,548       $677,283     $1,533,274     $1,357,728
                                        ---------      ---------     ----------     ----------
                                        ---------      ---------     ----------     ----------


PRIMARY EARNINGS
 PER SHARE(A)                               $0.39          $0.26          $0.66          $0.52
                                            -----          -----          -----          -----
                                            -----          -----          -----          -----
FULLY DILUTED EARNINGS
 PER SHARE(A)                               $0.37          $0.24          $0.62          $0.48
                                            -----          -----          -----          -----
                                            -----          -----          -----          -----

Average number of
 shares outstanding:(A)
 Primary                                2,326,990      2,596,022      2,317,438      2,628,224
 Fully diluted                          2,478,501      2,797,437      2,480,366      2,847,309



(A) Restated to reflect four-for-three stock split effective June 17, 1996.

The accompany notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
                                                       For 26 Weeks Ended:
                                                 JUNE 29, 1996    JULY 1,1995
                                               ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $1,533,274     $1,357,729
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      199,175        187,407
    Provision for losses on accounts receivable         25,000         17,000
    (Gain) loss on disposal of assets                      139            980
  Increase (decrease) from changes in:
    Accounts receivable                              (916,690)      (618,706)
    Inventory                                          (5,612)      (238,058)
    Short-term investments                         (2,407,150)      (162,350)
    Prepaid expenses                                  (31,255)      (148,442)
    Other assets                                        86,054         11,172
    Accounts payable                                   909,224        690,739
    Accrued expenses                                  (85,621)      (584,500)
                                               ---------------  -------------
Net cash provided by (used in) operating activities  (693,462)        512,971

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (176,720)      (198,385)
  Proceeds from property dispositions                    1,410          2,049
  Note receivable                                       40,000         40,000

                                               ---------------  -------------
Net cash used in investing activities                (135,310)      (156,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long term debt payments                             (20,111)       (31,596)
  Dividend payments                                  (284,429)      (251,850)
  Proceeds from exercise of stock options              128,514         40,765
  Stock option tax benefit                               6,000              0
  Purchase of common stock for treasury              (769,829)      (964,979)
                                               ---------------  -------------
Net cash provided by financing activities            (939,855)    (1,207,660)
Net increase in cash and cash equivalents          (1,768,627)      (851,025)
Cash and cash equivalents at beginning of year       5,269,772      4,026,035
                                               ---------------  -------------
Cash and cash equivalents at end of period          $3,501,145     $3,175,010
                                               ---------------  -------------
                                               ---------------  -------------

Supplemental disclosures of cash flow information:
                                                 JUNE 29, 1996   JULY 1, 1995
                                               ---------------  -------------
  Interest                                             $16,599        $21,871
  Income taxes                                        $676,088       $840,774

The accompanying notes are an integral part of the financial statements

                              DECORATOR INDUSTRIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                TWENTY-SIX WEEKS ENDED JUNE 29, 1996 AND JULY 1, 1995
                                     (UNAUDITED)



NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 29, 1996, the changes therein for the twenty-six week period then ended and the results of operations for the thirteen week periods ended June 29, 1996 and July 1, 1995.

NOTE 2. The consolidated financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 30, 1995. The results of operations for the twenty-six week periods ended June 29, 1996 and July 1, 1995 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at June 29, 1996 and December 30, 1995 consisted of the following:

                                                June 29, 1996  December 30, 1995
                                                -------------  -----------------
         Raw material and
         Supplies                                $2,798,716      $2,814,309

         In process and
         Finished Goods                             212,279         191,074
                                                  ---------      ----------
                                                 $3,010,995      $3,005,383
                                                  ---------      ----------
                                                  ---------      ----------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Second Quarter.

                                  June 29, 1996       December 30, 1995
                                   -------------       -----------------
Current Ratio                              2:44                  2:54
Quick Ratio                                1:87                  1:87
LT Debt to Total Capital                   4.36%                 5.14%
Working Capital                      $7,668,506            $6,925,352

Cash and Short-Term Investments total $5,922,902. These cash balances and borrowing capacity keep the company well-positioned to take advantage of internal growth or acquisition opportunities that might arise.

RESULTS OF OPERATIONS:

The following table shows the percentage relationship to net sales of certain items in the Company's statement of income:

                                   Second       First      Second       First
                                   Quarter      Half       Quarter      Half
                                   1996        1996        1995        1995
                                    ----        ----       ----        ----
Net Sales                          100.0%      100.0%      100.0%      100.0%
Cost of products sold              73.1        74.1        74.4        73.7
Selling and administrative         14.0        14.3        14.5        14.9
Interest and investment income     (0.4)       (0.5)       (1.3)       (1.5)
Interest expense                     .1          .1          .1          .2
Income taxes                        4.6         4.3         4.6         4.7
Net income                          8.6         7.7         7.7         8.0

THIRTEEN-WEEK PERIOD ENDED JUNE 29, 1996, (SECOND QUARTER 1996) COMPARED TO THIRTEEN-WEEK PERIOD ENDED JULY 1, 1995,(SECOND QUARTER 1995)

Net sales for the second quarter were $10,540,139 compared with $8,749,072 for the same period of 1995. This quarters net sales were the highest quarterly sales ever achieved by the Company. Increases in net sales were experienced in all markets served by the Company.

Cost of products sold decreased to 73.1% in the second quarter compared to 74.4% a year ago. This improvement is attributable to improved efficiencies and higher volumes.

The tax rate for the second quarter of 1996 was 34.8% compared to 37.1% for the second quarter of 1995. The reduction in the rate is due to the recognition of non-taxable insurance proceeds on the former chairman of the Company.

All of the foregoing resulted in an improved net income of $910,548, 8.6% of net sales, for the second quarter of 1996 versus $677,283, 7.7%, for the same period of 1995.

TWENTY-SIX WEEK PERIOD ENDED JUNE 29, 1996, (FIRST HALF 1996) COMPARED TO TWENTY-SIX WEEK PERIOD ENDED JULY 1, 1995, (FIRST HALF 1995)

For the six months ended June 29, 1996, net sales were $19,988,882 compared With $17,024,503 in the same period in the prior year. Net income was $1,533,274, or 66 cents per share (primary), compared to $1,357,728, or 52 Cents per share (primary) in the same period of 1995. The First Half results achieved record sales, record net income and record earnings per share for The Company.


                             PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K

            (a)    EXHIBITS

                   None




            (b) No reports on Form 8-K were filed by the Company During the fiscal quarter ended June 29, 1996.


                                            SIGNATURES
                   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DECORATOR INDUSTRIES, INC.
                                               (REGISTRANT)




                                       By: \s\ William Bassett
                                           -------------------------
                                       William Bassett, President


                                       By: \s\ Michael K. Solomon
                                           -------------------------
Date: August 12, 1996                  Michael K. Solomon, Treasurer