Form 10-Q
period 1996-09-28
DECORATOR INDUSTRIES INC
filed 1996-11-12
CIK 27613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 28, 1996

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

                               Yes  X  .   No    .
                                 ------     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                          Outstanding at November 6, 1996
-----                          -------------------------------
Common Stock, $.20 par value          2,358,855 shares*

*Includes 29,831 shares issuable upon surrender of the outstanding $.10 par common stock.

                         PART 1 - FINANCIAL INFORMATION


DECORATOR INDUSTRIES, INC.
BALANCE SHEET


                                               September 28, 1996    December 30, 1995
                                               ------------------    -----------------
ASSETS                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and Cash Equivalents                            $3,924,356        $5,269,772
  Short-term Investments                                2,459,097            14,607
  Accounts Receivable                                   3,446,028         2,776,039
  Note Receivable                                          80,000            80,000
  Inventories                                           3,116,993         3,005,383
  Prepaid Expenses                                        194,973           126,373
  Prepaid and Deferred Income Taxes                       159,000           159,000
                                                       -----------       -----------
Total Current Assets                                   13,380,447        11,431,174

PROPERTY & EQUIPMENT                                    5,317,909         5,076,864
  Less: Accumulated Depreciation
        and Amortization                                2,156,504         1,988,557
                                                       -----------       -----------
Net Value of Property and Equipment                     3,161,405         3,088,307

EXCESS OF COST OVER NET ASSETS ACQUIRED acqu            1,417,515         1,461,605
NOTE RECEIVABLE                                            80,000           140,000
OTHER ASSETS                                              167,348           294,573
                                                       -----------       -----------
TOTAL ASSETS                                          $18,206,715       $16,415,659
                                                       -----------       -----------
                                                       -----------       -----------

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                     $3,244,104        $2,751,329
  Accrued Expenses -Income Taxes                          159,841            60,873
                   - Compensation                       1,234,246         1,072,321
                   - Other                                363,010           580,267
  Current Maturities of Long-term Debt                     41,419            41,032
                                                       -----------       -----------
Total Current Liabilities                               5,042,620         4,505,822

LONG-TERM DEBT                                            558,488           587,083
DEFERRED INCOME TAXES                                     175,000           175,000
                                                       -----------       -----------
Total Liabilities                                       5,776,108         5,267,905

STOCKHOLDERS' EQUITY:
  Common Stock                                            541,844           528,973
  Additional Capital                                    1,522,403         1,692,185
  Retained Earnings                                    11,925,285        12,228,865
                                                       -----------       -----------
                                                       13,989,532        14,450,023
  Less: Treasury Stock, at Cost                         1,558,925         3,302,269
                                                       -----------       -----------
Total Stockholders' Equity                             12,430,607        11,147,754
                                                       -----------       -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $18,206,715       $16,415,659
                                                       -----------       -----------
                                                       -----------       -----------

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
STATEMENT OF INCOME (UNAUDITED)


                                              FOR 13 WEEKS ENDED:                FOR 39 WEEKS ENDED:
                                       SEPT. 28, 1996    SEPT. 30, 1995   SEPT. 28, 1996    SEPT. 30, 1995
                                       --------------    --------------   --------------    --------------
NET SALES                                $9,599,140        $8,560,400       $29,581,102       $25,584,903

Cost and Expenses:
Cost of Products Sold                     7,073,219         6,638,353        21,899,101        19,187,128
Selling & Administrative                  1,376,076         1,160,341         4,226,635         3,698,496
Interest & Investment Income                (76,912)          (98,403)         (179,758)         (348,371)
Interest Expense                              8,270            12,356            29,363            40,169
                                       --------------    --------------   --------------    --------------
TOTAL COST AND EXPENSES                   8,380,653         7,712,647        25,975,341        22,577,422
                                       --------------    --------------   --------------    --------------

Income Before Income Taxes                1,218,487           847,753         3,605,761         3,007,481
Income Taxes                                405,000           323,000         1,259,000         1,125,000
                                       --------------    --------------   --------------    --------------

NET INCOME                                 $813,487          $524,753        $2,346,761        $1,882,481
                                       --------------    --------------   --------------    --------------
                                       --------------    --------------   --------------    --------------


PRIMARY EARNINGS
PER SHARE(A)                                  $0.35            $0.20*             $1.01            $0.72*
                                       --------------    --------------   --------------    --------------
                                       --------------    --------------   --------------    --------------

FULLY DILUTED EARNINGS
PER SHARE(A)                                  $0.31            $0.19*             $0.93            $0.67*
                                       --------------    --------------   --------------    --------------
                                       --------------    --------------   --------------    --------------


Average number of
shares outstanding:(A)
Primary                                   2,345,963        2,571,030*         2,326,946        2,609,159*
Fully diluted                             2,543,939        2,767,058*         2,501,557        2,821,558*


*Restated to reflect four-for-three stock split effective June 17, 1996.

The accompany notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               For 39 Weeks Ended:
                                                     SEPTEMBER 28, 1996   SEPTEMBER 30,1995
                                                     ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $2,346,761        $1,882,481
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             304,189           283,957
    Provision for losses on accounts receivable                37,500            39,500
    (Gain) loss on disposal of assets                            (422)           (2,062)
  Increase (decrease) from changes in:
    Accounts receivable                                      (707,489)         (802,387)
    Inventory                                                (111,610)         (317,626)
    Short-term investments                                 (2,444,490)         (221,125)
    Prepaid expenses                                          (68,600)          (54,159)
    Other assets                                              127,225           (45,949)
    Accounts payable                                          492,775           661,041
    Accrued expenses                                           43,636          (655,477)
                                                     ------------------   -----------------
Net cash provided by (used in) operating activities            19,475           768,194

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (335,985)         (274,926)
  Proceeds from property dispositions                           3,210             6,049
  Note receivable                                              60,000            60,000
  Net cash paid for acquisition                                     0          (432,083)
                                                     ------------------   -----------------
Net cash used in investing activities                        (272,775)         (640,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long term debt payments                                     (28,208)          (46,663)
  Dividend payments                                          (448,802)         (386,892)
  Proceeds from exercise of stock options                     137,962            52,577
  Stock option tax benefit                                     18,000             3,000
  Purchase of common stock for treasury                      (769,829)         (964,979)
  Cash in lieu of fractional shares                            (1,239)                0
                                                     ------------------   -----------------
Net cash provided by financing activities                  (1,092,116)       (1,342,957)
Net increase in cash and cash equivalents                  (1,345,416)       (1,215,723)
Cash and cash equivalents at beginning of year              5,269,772         4,026,035
                                                     ------------------   -----------------
Cash and cash equivalents at end of period                 $3,924,356        $2,810,312
                                                     ------------------   -----------------
                                                     ------------------   -----------------


Supplemental disclosures of cash flow information:

                                                     SEPTEMBER 28, 1996   SEPTEMBER 30, 1995
                                                     ------------------   -----------------
  Interest                                                    $22,666            $32,348
  Income taxes                                             $1,156,532         $1,187,284


The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                                   (UNAUDITED)



NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 28, 1996, the changes therein for the thirty-nine week period then ended and the results of operations for the thirteen week periods ended September 28, 1996 and September 30, 1995.

NOTE 2. The consolidated financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 30, 1995. The results of operations for the thirty-nine week periods ended September 28, 1996 and September 30, 1995 are not necessarily indicative of operating results for the full year.

NOTE 3.   INVENTORIES

          Inventories at September 28, 1996 and December 30, 1995 consisted of the following:

                                     September 28, 1996   December 30, 1995
                                     ------------------   -----------------
          Raw material and
          Supplies                         $2,935,531          $2,814,309

          In process and
          Finished Goods                     181,462              191,074
                                             -------              -------
                                          $3,116,993           $3,005,383
                                           ---------            ---------
                                           ---------            ---------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Third Quarter.

                                  September 28, 1996     December 30, 1995
                                  ------------------     -----------------
Current Ratio                              2:65                  2:54
Quick Ratio                                2:04                  1:87
LT Debt to Total Capital                   4.17%                 5.14%
Working Capital                       $8,337,827            $6,925,352

Cash and Short-Term Investments total $6,383,453. These cash balances and borrowing capacity keep the company well-positioned to take advantage of internal growth or acquisition opportunities that might arise.


RESULTS OF OPERATIONS:

The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Income:
                                                First                   First
                                    Third       Nine        Third       Nine
                                   Quarter      Mos.       Quarter      Mos.
                                    1996        1996        1995        1995
                                    ----        ----        ----        ----
Net Sales                          100.0%      100.0%      100.0%      100.0%
Cost of products sold               73.7        74.0        77.5        75.0
Selling and administrative          14.3        14.3        13.6        14.5
Interest and investment income      (0.8)       (0.6)       (1.1)       (1.4)
Interest expense                      .1          .1          .1          .2
Income taxes                         4.2         4.3         3.8         4.4
Net income                           8.5         7.9         6.1         7.4

Thirteen-Week Period Ended September 28, 1996,(Third Quarter 1996) compared TO THIRTEEN-WEEK PERIOD ENDED SEPTEMBER 30, 1995,(THIRD QUARTER 1995)

Net sales for the Third Quarter were $9,599,140, compared to $8,560,400 for the same period the previous year, a 12% increase. Favorable markets have helped contribute to these results.

Cost of products sold decreased to 73.7% in the Third Quarter compared to 77.5% a year ago. Higher volumes and efficiency improvements were the primary reasons for this improvement.

The Third Quarter tax rate in 1996 was 33.2% compared to 38.1% in the Third Quarter of 1995. This reduction in the rate is due to the recognition of non-taxable insurance proceeds on the former chairman of the Company.

Net income in the Third Quarter was $813,487 or 35 cents per share (primary), compared with $524,753 or 20 cents per share (primary), in the same period a year ago. The results reflect a 55% and 75% increase respectfully.

Thirty-nine Week Period Ended September 28, 1996, (First Nine Months
1996)compared TO THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 30, 1995 (FIRST NINE MONTHS 1995)

For the nine months ended September 28, 1996, net sales were $29,581,102 compared with $25,584,903 in the nine months ended September 30, 1995.
Net income was $2,346,761, or $1.01 per share (primary), compared to $1,882,481, or 72 cents per share (primary) in the same period of 1995. Net sales, net income and earnings per share were new highs for any nine month period.

                           PART II - OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits

                None



           (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 28, 1996.


                                   SIGNATURES
                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DECORATOR INDUSTRIES, INC.
                                               (Registrant)



                                        By: /s/ William Bassett
                                           -----------------------
                                        William Bassett, President


                                        By: /s/ Michael K.Solomon
                                           --------------------------
Date: November 8, 1996                  Michael K. Solomon, Treasurer