Form 10-K405
period 1996-12-28
DECORATOR INDUSTRIES INC
filed 1997-03-28
CIK 27613

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 1996

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                       25-1001433
---------------------------------------------                 ------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

           10011 Pines Blvd., Pembroke Pines, Florida         33024
          -------------------------------------------      ------------
           (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:     (954)436-8909

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

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
                             Yes   X        No
                                  ---          ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Aggregate market value at March 14, 1997 of outstanding shares of Common Stock other than shares held by officers, directors and their respective associates:
$25,858,918*

Number of shares outstanding at March 14, 1997:  2,375,513*

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

* Includes 29,832 shares issuable upon surrender of the outstanding $.10 par Common Stock.

NOTE:In this report, unless the context otherwise requires, Registrant or Company means Decorator Industries, Inc. and its subsidiaries, herein sometimes also called "Decorator Industries". References to a particular year or the captions "For the Year" and "At Year End" refer to the fiscal periods as follows:

               1996  -  52 weeks ended December 28, 1996

               1995  -  52 weeks ended December 30, 1995

               1994  -  52 weeks ended December 31, 1994

               1993  -  52 weeks ended January 1, 1994

               1992  -  53 weeks ended January 2, 1993



                                     PART I


ITEM 1.  BUSINESS.

     The Company is engaged in the production and sale of window coverings, bedspreads, furniture and complementary products. The Haleyville Division manufactures window coverings, bedspreads, furniture and complementary products for sale to original equipment manufactured home builders and recreational vehicle manufacturers. The Liberia Division manufactures draperies and bedspreads for sale to hotels, motels and other installations nationwide as well as original equipment manufactured home builders.

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

     During 1996 one customer, Fleetwood Enterprises, accounted for approximately 22% of the Company's total sales. In the event of the loss of that customer, there would be a material adverse effect on the Company. That customer operates in two industries, the manufactured housing industry and the recreational vehicle industry. Further, purchasing decisions are made at each individual plant of that customer. The Company services many of these plants and considers each of these plants to be an independent customer.

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

     The Company has no significant patents, licenses, franchises or concessions. It owns certain trademarks and copyrights. Although the Company believes the trademarks aid in identifying its products, it is unable to evaluate the importance of the trademarks to its business. Expenditures for research and development during 1996 and 1995 were not significant.

     Compliance with federal, state and local environmental protection provisions will have no material effect upon the capital expenditures, earnings or competitive position of the Company.

     The Company employs approximately 630 sales, production, warehouse and administrative employees and also uses the services of independent sales representatives.

RECENT DEVELOPMENTS

     The Company has entered into an agreement under which it acquired the business and certain assets of Specialty Window Coverings Corp., an Elkhart, Indiana based manufacturer of pleated shades for the recreational vehicle market. The acquisition was effective March 15, 1997. The agreement provides for a cash payment of approximately $2.3 million at closing plus conditional payments, based on earnings, of up to $2 million over the succeeding two years. Specialty will continue to operate from its existing facilities, which are being expanded from 20,000 to 35,000 square feet and which will be leased by the Company from the former owners of Specialty. Specialty had net sales of approximately $5 million in 1996. The Company will recognize goodwill of approximately $1.3 million in connection with the acquisition.

     On March 4, 1997, the Company further expanded its product line to include furniture and cushions for the recreational vehicle market by having purchased the assets of Action Design Interiors, also based in Elkhart, Indiana.


ITEM 2.  PROPERTIES.

     The Haleyville Division produces window coverings, bedspreads and furniture from plants located in Haleyville, Alabama; Salisbury, North Carolina; Lakeland, Florida; Bloomsburg, Pennsylvania; and Goshen and Elkhart, Indiana. The Haleyville plant is a one story building owned by the Company, which contains approximately 54,000 square feet of manufacturing, warehouse and office space. The Salisbury plant is a one story building of approximately 22,500 square feet of manufacturing, warehouse and office space which is leased by the Company under a lease including renewal options through the year 2000. The Lakeland plant, a one story building of approximately 7,500 square feet, is leased by the Company for a term ending in December 1998. The Bloomsburg plant is a one story building of approximately 42,000 square feet which is owned by the Company. The Goshen plant is a two-story building containing approximately 35,000 square feet of manufacturing, warehouse and office space. The building is leased for a term ending August 31, 1998. The Elkhart building contains approximately 8,000 square feet of manufacturing, warehouse and office space and is leased for a term ending February 28, 1999.

     The Liberia Division manufactures draperies and bedspreads in facilities located in Bossier City, Louisiana and Abbotsford, Wisconsin. The Bossier City plant, which contains approximately 20,000 square feet of manufacturing, warehouse and office space, is owned by the Company. The Abbotsford plant, which contains approximately 21,600 square feet of manufacturing, warehouse and office space, is leased for a term expiring November 30, 2006.

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

     None.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

     Common Stock price information is set forth in the table below. Sales prices prior to the third quarter of 1996 have been adjusted for the four-for-three stock split in June 1996.

                      1996 Sales Prices      1995 Sales Prices
                      -----------------      -----------------

                      High       Low         High         Low
                      ----       ---         ----         ---

     First Quarter    7          5-29/32     7-1/8        5-11/32
     Second Quarter   8-5/8      6-27/32     7-19/32      6-9/32
     Third Quarter    11-7/8     8-1/8       7-13/32      6-21/32
     Fourth Quarter   13-5/8     10-1/8      6-3/4        6


     As of March 14, 1997, the Company had 598 shareholders of record of its Common Stock. Of this total, 433 were holders of the $.20 par value stock and 165 were holders of the old $.10 par value stock who had not yet exchanged their stock for the $.20 par value stock in connection with the one-for-two reverse stock split in July 1982. The $.20 par value stock to which the holders of the old $.10 par value stock are entitled, together with the accrued cash dividends thereon, are in the process of being escheated to the proper states as unclaimed property.

     Total cash dividend payments were $.28 per share in 1996 and $.27 per share in 1995.

                           DECORATOR INDUSTRIES, INC.
                         ITEM 6. SELECTED FINANCIAL DATA

                          1996              1995              1994              1993              1992
                       -------------     -------------     -------------     -------------     --------------
OPERATIONS
----------
Net Sales               $38,649,687       $34,207,259       $33,246,590       $28,964,223       $23,605,290
Net Income                3,605,220         2,414,678         2,823,770         2,370,232         1,528,787
                       --------------------------------------------------------------------------------------
AT YEAR-END
-----------
Total Assets             18,394,357        16,415,659        16,406,670        13,188,452        11,236,785
Long-term Obligations       549,433           587,084           629,450           431,260            68,475
Long-term Debt Ratio          4.03%             5.14%             5.30%             4.70%             1.10%
Working Capital           9,003,836         6,925,352         7,479,176         5,322,279         3,214,756
Working Capital Ratio          2.94              2.54              2.75              2.39              1.68
Stockholders' Equity     13,010,946        11,147,754        11,322,046         8,741,511         6,417,134
                       --------------------------------------------------------------------------------------

PER SHARE
---------
Net Income
 Primary                       1.31              0.93              1.07              0.94              0.63
 Fully Diluted                 1.22              0.87              0.98              0.82              0.56
Book Value                    $5.50             $4.67             $4.24             $3.44             $2.59
Cash Dividends Paid           $0.28 (a)         $0.27             $0.23             $0.15               --

          Note: Per share amounts, except for cash dividends, have been adjusted for a four-for-three stock split effective June 17, 1996 and a two-for-one stock split in April 1993.

          (a) The quarterly dividend rate remained at $0.07 per share after the four-for-three split in June 1996, effectively increasing the dividend rate by 33%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND FINANCIAL RESOURCES:

     The Company's financial condition continues to be strong, as evidenced by the following statistical measures:

     1) Working capital at December 28, 1996 was $9,003,836 compared to $6,925,352 at December 30, 1995.

     2) The current ratio was 2.94:1 at year-end 1996 compared to 2.54:1 at year-end 1995.

     3) The liquid ratio changed from 1.9:1 at year-end 1995 to 2.3:1 at year-end 1996.

     4) The long-term debt ratio continued to be minimal, at 4.0% as of December 28, 1996 compared to 5.1% a year earlier.

     Accounts receivable and inventories increased by 5% compared to a 13% increase in net sales. These assets continue to be well managed.

     Capital expenditures for 1996 were $418,557. Management projects that capital expenditures in 1997 will exceed somewhat the amount spent in 1996. The acquisition of the business and assets of Specialty Window Coverings Corp., referred to in "Recent Developments" in Item 1 of this report, will be funded with the proceeds of the sale of short term investments.

     Management does not foresee any events which will adversely affect its liquidity during 1997 and, further, the Company's financial condition is more than adequate to finance internal growth and additional acquisitions of profitable, growing businesses.

RESULTS OF OPERATIONS:

     The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Income:

                                                  1996       1995       1994
                                                  ----       ----       ----
     Net sales  . . . . . . . . . . . . . . .   100.0%     100.0%     100.0%
     Cost of products sold. . . . . . . . . .    74.1       75.3       71.8
     Selling and administrative expenses. . .    14.5       14.5       15.2
     Interest and investment income . . . . .     (.8)      (1.2)       (.4)
     Interest expense . . . . . . . . . . . .      .1         .1         .2
     Net income   . . . . . . . . . . . . . .     7.9        7.1        8.5

  1996 VS 1995

     Fiscal 1996's net sales increased to $38,649,687, an increase of 13% over fiscal 1995's net sales of $34,207,259. Sales to the manufactured housing market increased 8% to $21,533,000; sales to the recreational market increased by 32% to $8,696,000; and hospitality sales increased by 10% to $8,421,000. The increase in sales to the recreational market is largely attributable to the acquisition made in August 1995 of a supplier to the recreational vehicle industry. Without this acquisition, sales to the recreational vehicle industry would have shown a 7% increase.

     Cost of products sold as a percentage of sales decreased in 1996 to 74.1% from 75.3% in 1995. This improvement was accomplished by increasing efficiencies in labor and materials.

     Selling and administrative expenses remained constant at 14.5% of sales in both 1996 and 1995.

     The increase in net income to $3,065,220, 7.9% of net sales in 1996, from $2,414,678, 7.1% of net sales in 1995, is the result of the increased sales volumes and the improved efficiencies in labor and materials.

     Primary earnings per share were $1.31 in 1996 compared to $.93 in 1995, a 41% increase. This percentage was the result of the higher net income and fewer average shares outstanding. The Company repurchased 346,863 shares of its outstanding Common Stock during 1995 and 1996.

  1995 VS 1994

     Net sales in 1995 increased to $34,207,259 from $33,246,590, an increase of 3%. The Company's growth rate was negatively affected by a decline in the recreational vehicle market and a slowing in the growth rate in the manufactured housing market.

     Cost of goods sold as a percentage of sales increased to 75.3% in 1995 from 71.8% in 1994. This increase was attributable to the tightening of margins in certain markets caused by competitive pricing pressures.

     Selling and administrative expenses decreased by $88,343 due to lower accruals for performance and incentive bonuses.

     The decrease in net income to $2,414,678 in 1995 from $2,823,770 in 1994 was attributable almost entirely to the increase in cost of goods sold.


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

     William A. Bassett, age 60, has been President and a director of the Company since 1980, Chief Executive Officer since February 1993 and Chairman of the Board since January 1994.

     Michael K. Solomon, age 47, has been Vice President of the Company since November 1994, Treasurer and Chief Financial Officer of the Company since 1985 and a director of the Company since 1987.

     Jerome B. Lieber, age 76, has been Secretary and a director of the Company since 1961. He is Senior Counsel to the law firm of Klett Lieber Rooney & Schorling, a Professional Corporation, Pittsburgh, Pennsylvania, which serves as general counsel to the Company. Mr. Lieber previously had been a senior partner in that firm.

     Herbert Walker, age 83, has been a director of the Company since 1980. He has been a management consultant since 1980 and served as a registered representative of Harvest Financial Corp., a broker-dealer, since 1982.

     Joseph N. Ellis, age 68, has been a director of the Company since 1993. He founded LaSalle-Deitch Co., Inc., a distributor of products for the manufactured housing and recreational vehicle industries, in 1963 and served as its President, Chief Executive Officer and Chairman from 1971 until his retirement in 1992. Mr. Ellis is currently a management consultant.

     William H. Allen, Jr., age 61, was appointed to the Board of Directors on February 28, 1995. He has been Vice Chairman of the Board of NationsBank N.A. (South) since December 1995 and previously served as Chairman of the Board and Chief Executive Officer of Intercontinental Bank. Mr. Allen is also a director of American Bankers Life Insurance Company and Winsloew Furniture, Inc.

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

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                Compensation
                                                                                ------------
                                                  Annual Compensation               Awards
                                                  -------------------               ------
   Name and                    Fiscal                                              Optioned      All Other Com-
Principal Position             Year      Salary($)    Bonus($)   Other($)(1)       Shares (#)    pensation($)(2)
------------------             ----      ---------    --------   -----------       ----------    ---------------
William A. Bassett(3)          1996      236,156      156,000         *              33,333          34,745
Chairman of the Board,         1995      224,910       58,234         *               ---            34,745
President and Chief            1994      209,100       78,689       49,637           13,333          21,577
Executive Officer

Michael K. Solomon             1996      107,000       28,940       27,106           13,333          ----
Vice President, Treasurer      1995      104,500       14,558         *               ---            ----
and Chief Financial Officer    1994       99,500       19,672       14,483            5,999          ----

--------------------
(1) Medical/dental reimbursement plan payments, country club memberships, personal use of Company vehicles, and payments made in accordance with Company policy for disqualifying sales of Common Stock acquired upon the exercise of a qualified stock option. For 1996, payment to Mr. Solomon for such sales was $18,059 and provided a net benefit to the Company of $11,919. For 1994, payments to Messrs. Bassett and Solomon for such sales were $47,884 and $8,833, respectively. All such sales during 1994 provided a net benefit to the Company of $94,970. An asterisk indicates that the total of other annual compensation for that year was less than 10% of salary and bonus for that year.

(2) Premiums paid by the Company on life and long-term disability insurance policies.

(3) The Company has an employment agreement with Mr. Bassett which provides for an annual salary of not less than $214,200. The agreement expires July 1, 2004.

     The following table provides information on options granted to the named executive officers in fiscal 1996 under the Company's 1995 Incentive Stock Option Plan:

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants
                 -------------------------------------------------    Potential Realizable Value of
                              Percent of                                 Assumed Annual Rates of
                            Total Options                             Stock Price Appreciation for
                 Options      Granted to     Exercise                        Option Term (2)
                 Granted      Employees       Price     Expiration       ----------------------
     Name        (Shs)(1)      in 1996     Per Share(1)    Date             5%           10%
     ----        --------    ------------  ------------ ----------       -------        -------
 William A.      33,333         20.0%         $7.50       5/3/06        $157,277       $398,432
 Bassett
 Michael K.      13,333          8.0           7.50       5/3/06          62,888        159,370
 Solomon


--------------------
(1) As adjusted for the four-for-three stock split in June 1996. Options heretofore granted under the 1995 Incentive Stock Option Plan have a ten year term and vest 20% on the date of grant and 20% annually thereafter through the fourth anniversary of the grant.

(2) Potential realizable value is based on the assumption that the market price of the Common Stock appreciates at the annual rates shown (compounded annually) from the date of grant until the end of the ten year option term. Potential realizable value is shown net of exercise price. These numbers are calculated based on the regulations promulgated by the Securities and Exchange Commission and do not reflect the company's estimate of future stock price growth.


     The following table sets forth information concerning the exercise of stock options during 1996 by the named executive officers and the value of their unexercised, in-the-money stock options at the end of that fiscal year (December 28, 1996). All options outstanding at December 28, 1996, except for those granted after 1995, were exercisable at any time prior to their respective expiration dates.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                      Value of
                          Shares Acquired       Value               Optioned Shares   Options at
Name                      on Exercise           Realized($)         at 12/28/96(#)    12/28/96($)(1)
----                      ---------------       -----------         ---------------   --------------
William A. Bassett        26,666(2)             146,378             133,331           1,083,294

Michael K. Solomon        13,332(2)              83,388              45,998             357,978

-----------------
(1) Assumes a market value of $11.50 per share, which was the last reported sale price on the American Stock Exchange on December 27, 1996.

(2)  As adjusted for the four-for-three stock split in June 1996.

     Directors who are not employees of the Company are paid a fee of $10,000 per year for their services as directors.

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

     The Company's 1984 Incentive Stock Option Plan, which expired February 22, 1994, authorized the granting to key employees of options to purchase up to 604,666 shares of the Company's Common Stock. The purchase price of optioned shares is the fair market value of the Common Stock on the date of grant, and the maximum term of the options is ten years; in the case of options granted to employees who owned more than 10% of the outstanding Common Stock, however, the purchase price was 110% of the fair market value of the Common Stock on the date of grant and the term of the option was five years. The number of optioned shares and the purchase price per share are subject to adjustment for stock splits, stock dividends, reclassifications and the like.

     On April 3, 1995 the Board of Directors adopted, and on June 5, 1995 the stockholders approved, the Company's 1995 Incentive Stock Option Plan (the "1995 Plan") which has a term of ten years. The 1995 Plan authorizes the issuance of up to 333,332 shares of Common Stock pursuant to stock options granted to key employees of the Company. The purchase price of optioned shares must be the fair market value of the Common Stock on the date of grant, and the maximum term of the options is ten years; in the case of options granted to employees who own more than 10% of the outstanding Common Stock, however, the purchase price must be 110% of the fair market value of the Common Stock on the date of grant and the term of the option cannot exceed five years. The number of shares that may be issued under the 1995 Plan, the number of optioned shares and the purchase price per share are subject to adjustment for stock splits, stock dividends, reclassifications and the like.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning the common stockholding at March 14, 1997 of the directors and named executive officers of the Company, and of the directors and executive officers as a group, is set forth in the following table. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares listed.

                                            Shares
Name or Group                         Beneficially owned   Percent of Class (1)
-------------                         ------------------   --------------------

William A. Bassett                        241,547 (2)              9.71%
Michael K. Solomon                         62,663 (3)              2.60
Jerome B. Lieber                            8,772 (4)               ---
Herbert Walker                              3,000                   ---
Joseph N. Ellis                             1,600                   ---
William H. Allen, Jr.                       2,500                   ---
All directors and executive officers
 as a group                               320,082(5)              12.70

----------------------------
(1) Shares which the named stockholder has the right to acquire within 60 days are deemed outstanding for the purpose of computing that stockholder's percentage.

(2)  Includes 113,331 optioned shares which may be acquired within 60 days.

(3)  Includes 31,997 optioned shares which may be acquired within 60 days.

(4) Includes 3,226 shares held in a charitable trust as to which Mr. Lieber disclaims beneficial ownership.

(5)  Includes 145,328 optioned shares which may be acquired within 60 days.

     Coury Investments, Ltd., a real estate and securities investment limited partnership organized in Florida, informed the Company in mid-1993 that it then beneficially owned 180,000 shares of the Company's Common Stock. The Company has no further information regarding Coury's ownership of Common Stock.

     FMR Corp. of Boston, Massachusetts, has furnished the Company a copy of its
Schedule 13G in which it reported that as of December 31, 1996 Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, had sole investment power with respect to 241,866 shares (10.18%) of the Company's Common Stock.

     ZPR Investment Management Inc. of Orange City, Florida, a registered investment adviser, has furnished the Company a copy of its Schedule 13G dated January 10, 1997 in which it reported that it had sole voting power with respect to 172,697 shares (7.27%) of the Company's Common Stock.

     Laifer Capital Management, Inc. of New York, New York has furnished the Company a copy of its Schedule 13G dated February 7, 1996 in which it reported beneficial ownership of a total of 98,400 shares of the Company's Common Stock, including sole power to vote 72,400 shares, sole power to dispose of 65,000 shares and shared power to dispose of 33,400 shares. No further information has been received from that company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

          FINANCIAL STATEMENTS AND SCHEDULES

          (1)  Report of Independent Certified Public Accountants

          (2)  Consolidated Balance Sheet - December 28, 1996 and December 30,
               1995

          (3) Consolidated Statement of Income for the three fiscal years ended December 28, 1996

          (4) Consolidated Statement of Stockholders' Equity for the three fiscal years ended December 28, 1996

          (5) Consolidated Statement of Cash Flows for the three fiscal years ended December 28, 1996

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

     10E Lease dated February 9, 1984 between the registrant, as lessee, and Leon and Eleanor Bradshaw covering property at 500 North Long Street, Salisbury, North Carolina, filed as Exhibit 10(b)(4)(iv) to Registration Statement No. 2-92853 and incorporated herein by reference.

     10H Lease Agreement dated December 13, 1983 covering property at 101 West Linden Street, Abbotsford, Wisconsin, and assignment thereof to the registrant, as lessee, dated October 2, 1985, filed as
               Exhibit 10H to Form 10-K for the fiscal year ended December 28, 1985 and incorporated herein by reference.

     10H.1 Lease Modification Agreement dated May 20, 1988 regarding Exhibit 10H, filed as Exhibit 10H.1 to Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

     10H.2     Lease Modification Agreement dated September 30, 1996 regarding
               Exhibit 10H, filed herewith.

     10K.1     1984 Incentive Stock Option Plan, as amended to date, filed as
               Exhibit 10K.1 to Form 10-Q for the quarter ended October 3, 1987 and incorporated herein by reference.*

     10M.1 Medical and Dental Reimbursement Plan, as amended to date, filed as Exhibit 10M.1 to Form 10-K for the fiscal year ended January 3, 1987 and incorporated herein by reference.*

     10T Employment Agreement dated August 2, 1994 between the registrant and William Bassett, filed as Exhibit 10T to Form 10-Q for the quarter ended July 2, 1994 and incorporated herein by reference.*

     10U 1995 Incentive Stock Option Plan, filed as Exhibit 10U to Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.*

     10V Purchase and Sale Agreement dated March 14, 1997 between the registrant and Specialty Window Coverings Corp., filed herewith.

     11L Statement re computation of fully diluted income per share, filed herewith.

     24D       Consent of Accountants, filed herewith.

     27        Financial Data Schedule, filed herewith.
------------
*Management contract or compensatory plan.


     (b)       REPORTS ON FORM 8-K.

               No reports on Form 8-K were filed during the last quarter of 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DECORATOR INDUSTRIES, INC.
                                   (Registrant)


                              By:  /s/ Michael K. Solomon
                                  -----------------------------------
                                     Michael K. Solomon
                                      Vice President

Dated:  March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                     Title                        Signature                 Date
----                     -----                        ---------                 ----
William A. Bassett       Chairman, President,         /s/ William A. Bassett    March 21, 1997
                         Chief Executive              ------------------------
                         Officer and
                         Director

Michael K. Solomon       Vice President, Treasurer,   /s/ Michael K. Solomon    March 21, 1997
                         Principal Financial          ------------------------
                         and Accounting
                         Officer, and
                         Director

Jerome B. Lieber         Director                     /s/ Jerome B. Lieber      March 21, 1997
                                                      ------------------------

Herbert Walker           Director                     /s/ Herbert Walker        March 21, 1997
                                                      ------------------------

Joseph N. Ellis          Director                     /s/ Joseph N. Ellis       March 21, 1997
                                                      ------------------------

William H. Allen, Jr.    Director                     /s/ William H. Allen, Jr. March 21, 1997
                                                      ------------------------

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors
   and Stockholders
Decorator Industries, Inc.


     We have audited the accompanying consolidated balance sheets of Decorator Industries, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995 and the related consolidated statements of income and stockholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Decorator Industries, Inc. as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.




                              /s/ Louis Plung & Company
                              LOUIS PLUNG & COMPANY
                              Certified Public Accountants


Pittsburgh, Pennsylvania
February 8, 1997

                              DECORATOR INDUSTRIES, INC
                                    BALANCE SHEET
Fiscal Year End

                                                            1996          1995
                                                            ----          ----
                  ASSETS
CURRENT ASSETS:
 Cash and Cash Equivalents                            $4,714,356    $5,269,772
 Short-term Investments                                2,539,613        14,607
 Accounts Receivable, less allowance for
   doubtful accounts ($232,302 and $229,722 )          2,972,572     2,776,039
 Note Receivable                                          80,000        80,000
 Inventories                                           3,083,004     3,005,383
 Prepaid Expenses                                        117,269       126,373
 Prepaid and Deferred Income Taxes                       136,000       159,000
                                                      ----------    ----------
Total Current Assets                                  13,642,814    11,431,174
                                                      ----------    ----------
PROPERTY & EQUIPMENT:
 Land                                                    130,408       130,408
 Buildings & Improvements                              2,224,605     2,205,800
 Equipment                                             3,042,968     2,740,656
                                                      ----------    ----------
Total Property & Equipment                             5,397,981     5,076,864
 Less:  Accumulated Depreciation and Amortization      2,249,848     1,988,557
                                                      ----------    ----------
Net Property & Equipment                               3,148,133     3,088,307
                                                      ----------    ----------
EXCESS OF COST OVER NET ASSETS ACQUIRED
 less accumulated amortization of $874,225 and
 $815,438                                              1,402,818     1,461,605
NOTE RECEIVABLE                                           60,000       140,000
OTHER ASSETS                                             140,592       294,573
                                                      ----------    ----------
TOTAL ASSETS                                         $18,394,357   $16,415,659
                                                      ----------    ----------
                                                      ----------    ----------

      LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts Payable                                     $2,624,552    $2,751,329
 Current Maturities of long-term debt                     41,685        41,032
 Accrued Expenses:
   Income taxes                                           63,397        60,873
   Compensation                                        1,443,921     1,072,321
   Other                                                 465,423       580,267
                                                      ----------    ----------
Total Current Liabilities                              4,638,978     4,505,822
                                                      ----------    ----------

LONG-TERM DEBT                                           549,433       587,083
DEFERRED INCOME TAXES                                    195,000       175,000
                                                      ----------    ----------
Total Liabilities                                      5,383,411     5,267,905
                                                      ----------    ----------

STOCKHOLDERS' EQUITY:
 Common stock $.20 par value:
   Authorized shares, 5,000,000 ;
   Issued shares, 2,725,462 and 2,644,855                545,094       528,973
 Paid-in capital                                       1,546,152     1,692,185
 Retained Earnings                                    12,478,625    12,228,865
                                                      ----------    ----------
                                                      14,569,871    14,450,023
 Less:  Treasury Stock, at cost:
   369,087 and 853,143 shares                          1,558,925     3,302,269
                                                      ----------    ----------
Total Stockholders' Equity                            13,010,946    11,147,754
                                                      ----------    ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $18,394,357   $16,415,659
                                                      ----------    ----------
                                                      ----------    ----------
The accompanying notes are an integral part of the financial statements.

                              DECORATOR INDUSTRIES, INC.
                                 STATEMENT OF INCOME



                                                      For the Year
                                                      ------------
                                           1996           1995           1994
                                           ----           ----           ----
INCOME:
    Net Sales                         $38,649,687    $34,207,259    $33,246,590
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------
COST AND EXPENSES:
    Cost of products sold              28,626,094     25,760,666     23,881,370
    Selling and administrative          5,611,222      4,961,007      5,049,350
    Interest and dividend income        (305,370)      (420,329)      (129,668)
    Interest expense                       38,521         47,237         61,768
                                       ----------     ----------     ----------

Total costs and expenses               33,970,467     30,348,581     28,862,820
                                       ----------     ----------     ----------


Income before income taxes              4,679,220      3,858,678      4,383,770
Income taxes                            1,614,000      1,444,000      1,560,000
                                        ---------      ---------      ---------


NET INCOME                             $3,065,220     $2,414,678     $2,823,770
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------


TOTAL PRIMARY EARNINGS PER SHARE            $1.31          $ .93          $1.07
                                            -----          -----          -----
                                            -----          -----          -----
FULLY DILUTED EARNINGS PER SHARE            $1.22          $ .87          $ .98
                                            -----          -----          -----
                                            -----          -----          -----

Average Number of shares
    Outstanding:
    Primary                             2,333,972      2,585,568      2,629,295
    Fully diluted                       2,511,610      2,790,177      2,894,269




The accompanying notes are an integral part of the financial statements.

                              DECORATOR INDUSTRIES, INC.
                          STATEMENT OF STOCKHOLDERS' EQUITY

                                COMMON            PAID-IN             RETAINED            TREASURY
                                STOCK             CAPITAL             EARNINGS             STOCK               TOTAL
                                -----             -------             --------             -----               -----
Balance at
January 1, 1994              $  512,917         $ 1,354,844         $ 7,965,077         $(1,091,327)        $ 8,741,511

Transactions for 1994
Net Profit                                                            2,823,770                               2,823,770

Issuance of stock for
Exercise of options               9,800             115,509                                 (61,782)             63,527

Stock option tax
benefit                                             149,475                                                     149,475

Dividends Paid                                                         (456,237)                               (456,237)
                              ---------          ----------          ----------          ----------          ----------

Balance at
December 31, 1994               522,717           1,619,828          10,332,610          (1,153,109)         11,322,046

Transactions for 1995
Net Profit                                                            2,414,678                               2,414,678

Issuance of stock for
exercise of options               6,256              60,903                                 (11,019)             56,140

Stock option tax
benefit                                              11,454                                                      11,454

Purchase of common
stock for treasury                                                                       (2,138,141)         (2,138,141)

Dividends Paid                                                         (518,423)                               (518,423)
                              ---------          ----------          ----------          ----------          ----------

Balance at
December 30, 1995               528,973           1,692,185          12,228,865          (3,302,269)         11,147,754

Transactions for 1996
Net Profit                                                            3,065,220                               3,065,220

Issuance of stock for
exercise of options              16,122             148,839                                                     165,012

Stock option tax
benefit                                              18,000                                                      18,000

Purchase of common
stock for treasury                                                                         (769,829)           (769,829)

Dividends Paid                                                         (613,922)                               (613,922)

Record stock split                                 (312,872)         (2,201,539)         2,513,172               (1,290)
                              ---------          ----------          ----------          ----------          ----------

Balance at
December 28, 1996            $  545,095         $ 1,546,152         $12,478,624         $(1,558,926)        $13,010,945
                              ---------          ----------          ----------          ----------          ----------
                              ---------          ----------          ----------          ----------          ----------



The accompanying notes are an integral part of the financial statements.

                              DECORATOR INDUSTRIES, INC.
                               STATEMENT OF CASH FLOWS

                                                                            For The Year
                                                            1996                1995                1994
                                                            ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                        $3,065,220          $2,414,678          $2,823,770
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             412,172             380,100             347,100
    Provision for losses on accounts receivable                40,000              72,374              45,000
    Deferred Taxes                                             43,000              40,000            (87,000)
    (Gain) loss on disposal of assets                           (264)               (623)                 505
  Increase (decrease) from changes in:
    Accounts receivable                                     (236,533)           (148,611)             107,838
    Inventory                                                (77,621)           (248,624)           (374,199)
    Short-term investments                                (2,525,006)           2,131,725         (1,017,642)
    Prepaid expenses                                            9,104            (28,103)             (2,729)
    Other assets                                              153,981            (18,914)            (54,146)
    Accounts payable                                        (126,777)             366,474             161,190
    Accrued expenses                                          259,280           (252,875)             307,554
                                                           ----------          ----------          ----------
Net cash provided by operating activities                   1,016,556           4,707,601           2,257,241
                                                           ----------          ----------          ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (418,557)           (462,704)         (1,005,241)
  Proceeds from property dispositions                           5,609              33,477               8,940
  Note receivable                                              80,000              80,000             155,000
  Net cash paid for acquisition                                   ---           (471,926)                ---
                                                           ----------          ----------          ----------
Net cash used in investing activities                       (332,948)           (821,153)           (841,301)
                                                           ----------          ----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Long term debt payments                                    (36,997)            (53,740)           (101,093)
  Proceeds from debt on new building                              ---                 ---             269,046
  Dividend payments                                         (613,922)           (518,423)           (456,235)
  Proceeds from exercise of stock options                     165,012              56,139              63,525
  Stock option tax benefit                                     18,000              11,454             149,475
  Purchase of common stock for treasury                     (769,829)         (2,138,141)                 ---
 Cash in lieu of fractional shares                            (1,288)                 ---                 ---
                                                           ----------          ----------          ----------
Net cash used in financing activities                     (1,239,024)         (2,642,711)            (75,282)
Net increase (decrease) in cash and cash equivalents        (555,416)           1,243,737           1,340,658
Cash and cash equivalents at beginning of year              5,269,772           4,026,035           2,685,377
                                                           ----------          ----------          ----------
Cash and cash equivalents at end of period                 $4,714,356          $5,269,772          $4,026,035
                                                           ----------          ----------          ----------
                                                           ----------          ----------          ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

INTEREST                                                      $29,393             $43,899             $32,139
INCOME TAXES                                               $1,568,476          $1,460,794          $1,507,575


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

    FISCAL YEAR

    The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in every sixth year containing 53 weeks. Fiscal years 1996, 1995 and 1994 were 52-week periods ending December 28, 1996, December 30, 1995 and December 31, 1994.

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

    EXCESS OF COST OVER NET ASSETS ACQUIRED

    The excess of investment costs over the fair value of net assets related to the Haleyville Manufacturing division acquired in April, 1973 and the Liberia Manufacturing division acquired in October, 1985 are being amortized over a period of 40 years. Paragon Interiors, acquired in August, 1995 is being amortized also over a period of 40 years. Amortization of $58,786 was charged to income during fiscal year ended 12/28/96, $56,417 in fiscal year ended 12/30/95, and $54,724 in fiscal year ended 12/31/94.

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

    Cash and cash equivalents consist of the following:

                                     1996                1995
                                     ----                ----
    General Funds                 $1,116,347          $4,054,772
    Demand Notes                   2,805,000           1,215,000
    Repurchase agreements            743,009              ----
                                   ---------           ---------
                                  $4,714,356          $5,269,772
                                   ---------           ---------
                                   ---------           ---------

    The demand notes are guaranteed by letters-of-credit.

                              DECORATOR INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    SHORT-TERM INVESTMENTS

    Short-term investments are categorized as trading securities. The estimated fair values of the company's trading securities, which are the amounts reflected in the balance sheet, are based on quoted market prices. An unrealized gain of $25,204 is included in income for year ended December 28, 1996 compared to a realized gain of $125,601 for the year ended December 30, 1995.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Marketable securities are carried at fair value. All other financial instruments are carried at amounts believed to approximate fair value.

    STOCK SPLIT

    The Company declared a four-for-three stock split effective June 17, 1996. Per share and share data have been adjusted to reflect this stock split.

(2) INVENTORIES

    Inventories consisted of the following classifications:

                                               1996           1995
                                               ----           ----
      Raw materials & supplies              $2,854,066     $2,814,309
      In process & finished goods              228,938        191,075
                                               -------        -------
                                            $3,083,004     $3,005,383
                                             ---------      ---------
                                             ---------      ---------

                              DECORATOR INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS

(3) NOTES RECEIVABLE
       Notes receivable consist of the following:
                                                            Fiscal Year-end
                                                            ---------------
                                                           1996          1995
                                                           ----          ----
          The note is receivable in monthly
          installments of $6,667, plus interest
          at 8%.  The note is secured by the
          land and building sold during 1993.           $140,000       $220,000
              Less current portion                        80,000         80,000
                                                          ------         ------
              Long-term portion                         $ 60,000       $140,000
                                                          ------         ------
                                                          ------         ------

       Maturities of notes receivable are as follows:

              Fiscal Year Ending                          Amount
              ------------------                          ------
                   1997                                   80,000
                   1998                                   60,000
                                                          ------
                   TOTAL                                $140,000
                                                         -------
                                                         -------

(4) LEASES

    The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the company bear the cost of maintenance and repairs and other operation expenses. Rent expense was $248,286 in 1996, $209,958 in 1995, and $229,191 in 1994.

    Commitments under these leases extend through November, 2006, and are as follows:

                              1997           $ 209,085
                              1998             143,795
                              1999              90,564
                              2000              90,564
                        Thereafter             309,737

(5) COMMITMENTS

    The Company has commitments under certain employment and non-compete agreements entered into with individuals in management positions. The commitments under these agreements are payable $214,200, $214,200, and $214,200, respectively, from 1997 through 1999 and $963,900 thereafter.

(6) SIGNIFICANT CUSTOMERS

    Sales to one customer accounted for 22.5%, 25.1%, and 31.3% of Company sales in 1996, 1995, and 1994, respectively. This customer, Fleetwood Enterprises, operates in two industries, the Manufactured Housing Industry and the Recreational Vehicle Industry. Further, purchasing decisions are made at each individual plant of that customer. The Company services many of these plants and considers each of these plants to be an independent customer.

                              DECORATOR INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS



(7) LONG TERM-DEBT AND CREDIT ARRANGEMENTS

        Long-term debt consists of the following:

                                                       1996               1995
                                                       ----               ----
      Note payable in monthly payments of
      $2,088 at 4% interest. Term is 15 years.
      This note is secured by the first mortgage
      on the Bloomsburg, PA building.                $215,372          $230,137

      Bond payable in monthly installments
      thru November, 2008.  The interest
      rate is variable and is currently less
      than 4%.  This bond is secured by the
      Company's Bloomsburg, PA property.              375,746           397,978
                                                      -------           -------
                                                      591,118           628,115
      Less amount due within one year                  41,685            41,032
                                                      -------           -------
                                                    $ 549,433         $ 587,083
                                                    ---------         ---------
                                                    ---------         ---------

      Principal payments on long-term debt for the five years subsequent to December 28, 1996 are as follows:

                         1997             $42,000
                         1998              42,000
                         1999              43,000
                         2000              43,000
                         2001              44,000

                              DECORATOR INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS

(8) STOCK OPTIONS

    At December 28, 1996 the Company had options outstanding under two fixed stock option plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two fixed stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                           1996          1995           1994
                                           ----          ----           ----
    Pro forma net income               $3,007,470     $2,414,678     $2,787,965
    Pro forma earnings per share:
      Primary                             $1.29          $0.93          $1.06
      Fully diluted                       $1.20          $0.87          $0.96

    During the initial phase-in period of FASB 123 the pro forma disclosure may not be representative of the impact on net income in future years.

    Under the 1984 Incentive Stock Option Plan which expired in 1994, the Company granted options to its employees for up to 604,666 shares (less the number of shares issued under the 1979 plan). Under the 1995 Incentive Stock Option Plan, the Company may grant options to its key employees for up to 333,332 shares of common stock. Under both plans, the exercise price of the option equals the fair market price of the Company's stock on the date of the grant and an option's maximum term is 10 years. During 1996 options to purchase 166,662 shares under the 1995 Incentive Stock Option Plan were granted. The options granted in1996 vest 20% each year starting with the date of the grant.

    The fair value of each option grant is estimated on the date of grant using the Flexible Binomial options-pricing method with the following weighted-average assumptions used for the grants in 1996, 1995, and 1994, respectively: dividend yield of 3.6 percent for all years; expected volatility of 49.6 percent for all years; risk-free interest rate of 6.4 percent for all years; and expected life of 3.7 years for all grants.

    A summary of the status of the Company's outstanding stock options as of December 28, 1996, December 30, 1995, and December 31, 1994, and changes during the years ending on those dates is presented below:

                                                    1996                   1995                 1994
                                                    ----                   ----                 ----
                                                        Weighted               Weighted             Weighted
                                                        Average                Average              Average
                                              Shares    Exercise    Shares     Exercise   Shares    Exercise
         Outstanding at beginning of year     258,954     $1.86     315,320     $1.81     442,121     $1.43
         Granted                              166,662     $7.50         -          -       20,665     $7.88
         Exercised                            100,360     $1.64      56,366     $1.56     147,466     $1.52
         Forfeited                                -          -          -          -          -          -
                                              -------               -------               -------
         Outstanding at year-end              325,256     $4.82     258,954     $1.86     315,320     $1.81
                                              -------               -------               -------
                                              -------               -------               -------

         Options exercisable at year-end      191,926               258,954               315,320
         Weighted-average fair value of        $2.63
         options granted during the year

         The following information applies to fixed stock options outstanding at December 28, 1996:

              Number outstanding                                    325,256
              Range of exercise prices                              $.89 to $7.88
              Weighted-average exercise price                       $4.82
              Weighted-average remaining contractual life           6.9 years

                              DECORATOR INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS


(9) INCOME TAXES

    A summary of income taxes is as follows:


                                 1996           1995           1994
                                 ----           ----           ----
    Current:


      Federal                $1,350,000     $1,169,000     $1,400,000

      State                     221,000        235,000        247,000

    Deferred (Benefit)           43,000         40,000       (87,000)
                              ---------      ---------      ---------
      Total                  $1,614,000     $1,444,000     $1,560,000
                             ----------     ----------     ----------
                             ----------     ----------     ----------

    Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax liability relate to the following:

                                                        1996            1995
                                                        ----            ----
    Property and equipment,
    due to differences
    in depreciation                                $  166,000      $  129,000

    Installment sale of land
    & building                                         29,000          46,000

    Inventories, due to
    additional cost recorded
    for income tax purposes                           (11,000)        (10,000)

    Accounts receivable, due
    to allowance for doubtful
    accounts                                          (88,000)        (87,000)

    Accrued liabilities, due to
    expenses not yet deductible
    for income tax purposes                           (37,000)        (62,000)
                                                      -------         -------

    Net deferred income tax (asset) liability      $   59,000      $   16,000
                                                       ------          ------
                                                       ------          ------

    The net deferred income tax liability is presented in the balance sheets as follows:

                                                        1996            1995
                                                        ----            ----
    Current Asset                                  $  136,000      $  159,000
    Long-term Liability                               195,000         175,000

                              DECORATOR INDUSTRIES, INC.
                            NOTES TO FINANCIAL STATEMENTS

(9) INCOME TAXES (Continued)

    The effective income tax rate varied from the statutory Federal tax rate as follows:

                                   1996           1995           1994
                                   ----           ----           ----
    Federal statutory rate        34.0%          34.0%          34.0%

    State income
    taxes, net of
    federal income
    tax benefit                    3.3            4.2            3.8
    Other                         (2.8)           (.8)          (2.2)
                                 ------         ------         ------
    Effective income tax rate     34.5%          37.4%          35.6%
                                  -----          -----          -----
                                  -----          -----          -----


(10) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                             FIRST         SECOND          THIRD         FOURTH
    1996                   QUARTER        QUARTER        QUARTER        QUARTER           YEAR
    ----                   -------        -------        -------        -------           ----
    Net Sales           $9,439,498    $10,540,139     $9,601,465     $9,068,585    $38,649,687
    Gross Profit         2,336,564      2,833,395      2,539,800      2,313,834     10,023,593
    Net Income             622,726        910,548        813,487        718,459      3,065,220
    Earnings per
     Common share:
     Primary                  .27            .39            .35            .30           1.31
     Fully Diluted            .25            .37            .31            .29           1.22

    Average Common
     Shares
     Outstanding:
     Primary             2,307,885      2,326,990      2,345,963      2,354,930      2,333,972
     Fully Diluted       2,482,231      2,478,501      2,543,939      2,541,768      2,511,610


                             FIRST         SECOND          THIRD         FOURTH
    1995                   QUARTER        QUARTER        QUARTER        QUARTER           YEAR
    ----                   -------        -------        -------        -------           ----

    Net Sales           $8,275,431     $8,749,072     $8,560,400     $8,622,356    $34,207,259
    Gross Profit         2,232,103      2,243,625      1,922,047      2,048,818      8,446,593
    Net Income             680,445        677,283        524,753        532,197      2,414,678
    Earnings per
     Common share:
     Primary                  .26            .26            .20            .21            .93
     Fully Diluted            .24            .24            .19            .20            .87

    Average Common
     Shares
     Outstanding:
     Primary             2,660,425      2,596,021      2,571,030      2,514,792      2,585,568
     Fully Diluted       2,897,181      2,797,437      2,767,058      2,699,463      2,790,177

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors
  and Stockholders
Decorator Industries, Inc.


     The audit referred to in our opinion dated February 8, 1997 of the financial statements as of December 28, 1996 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in Item 14(a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.


                         /s/ Louis Plung & Company
                         LOUIS PLUNG & COMPANY
                         Certified Public Accountants


Pittsburgh, Pennsylvania
February 8, 1997

                              DECORATOR INDUSTRIES, INC.
                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


       COLUMN A               COLUMN B              COLUMN C               COLUMN D      COLUMN E
                                                    Additions
                                                (1)            (2)
                                            Charged to     Charged to
                             Balance at        Costs          Other                      Balance at
                              Beginning         and         Accounts      Deductions         End
Description                   of Period      Expenses       Described      Describe       of Period
-----------                   ---------      --------       ---------      --------       ---------
DEDUCTED FROM ASSETS
  TO WHICH THEY APPLY:

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS

    1996                       $229,722       $ 40,000         -0-       $ 37,420(A)       $232,302

    1995                        199,659         72,374         -0-         42,311(A)        229,722

    1994                        212,005         45,000         -0-         57,346(A)        199,659

(A) Write-off bad debts

                           DECORATOR INDUSTRIES, INC.

                Form 10-K For Fiscal Year Ended December 28, 1996
                           Commission File No. 1-7753

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

   10H       Lease Agreement dated December 13, 1983
             covering property at 101 West Linden Street,
             Abbotsford, Wisconsin, and assignment
             thereof to the registrant, as lessee, dated
             October 2, 1985*

   10H.1     Lease Modification Agreement dated May 20,
             1988 regarding Exhibit 10H*

   10H.2     Lease Modification Agreement dated
             September 30, 1996 regarding Exhibit 10H

   10K.1 1984 Incentive Stock Option Plan, as amended to date*

   10M.1 Medical and Dental Reimbursement Plan, as amended to date*

   10T Employment Agreement dated August 2, 1994 between the registrant and William Bassett*

   10U       1995 Incentive Stock Option Plan*

   10V       Purchase and Sale Agreement dated March 14,
             1997 between the registrant and Specialty
             Windows Corp.

   11L Statement re computation of fully diluted income per share

   24D       Consent of Accountants

   27        Financial Data Schedule


___________________________
*Incorporated by reference