Form 10-K405/A
period 1996-12-28
DECORATOR INDUSTRIES INC
filed 1997-04-01
CIK 27613

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

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

     Total cash dividend payments were $.28 per share in 1996 and $.27 per share in 1995.

                           DECORATOR INDUSTRIES, INC.
                         ITEM 6. SELECTED FINANCIAL DATA


                          1996              1995              1994              1993              1992
                       -------------     -------------     -------------     -------------     --------------
OPERATIONS
----------
Net Sales               $38,649,687       $34,207,259       $33,246,590       $28,964,223       $23,605,290
Net Income                3,065,220         2,414,678         2,823,770         2,370,232         1,528,787
                       --------------------------------------------------------------------------------------
AT YEAR-END
-----------
Total Assets             18,394,357        16,415,659        16,406,670        13,188,452        11,236,785
Long-term Obligations       549,433           587,084           629,450           431,260            68,475
Long-term Debt Ratio          4.03%             5.14%             5.30%             4.70%             1.10%
Working Capital           9,003,836         6,925,352         7,479,176         5,322,279         3,214,756
Working Capital Ratio          2.94              2.54              2.75              2.39              1.68
Stockholders' Equity     13,010,946        11,147,754        11,322,046         8,741,511         6,417,134
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