Form 10-Q
period 1997-03-29
DECORATOR INDUSTRIES INC
filed 1997-05-13
CIK 27613

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 29, 1997

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

                                 Yes  X  .   No    .
                                    -----      -----
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                         OUTSTANDING AT APRIL 30, 1997
-----                                         -----------------------------
Common Stock, $.20 par value                        2,377,663 shares*

*Includes 29,533 shares issuable upon surrender of the outstanding $.10 par common stock.

                         PART I - FINANCIAL INFORMATION


                           DECORATOR INDUSTRIES, INC.
                                BALANCE SHEET

                                                MARCH 29, 1997   Dec. 28, 1996
                                                --------------   -------------
                 ASSETS                           (UNAUDITED)
                 ------
CURRENT ASSETS:
  Cash and Cash Equivalents                          $ 4,642,815    $ 4,714,356
  Short-term Investments                               2,584,946      2,539,613
  Accounts Receivable, less allowance for
      doubtful accounts ($241,746 and $232,302)        3,892,110      2,972,572
  Inventories                                          3,309,346      3,083,004
  Other Current Assets                                   478,639        333,269
                                                     -----------    -----------
TOTAL CURRENT ASSETS                                  14,907,856     13,642,814
                                                     -----------    -----------
PROPERTY AND EQUIPMENT:
  Land, Buildings & Improvements                       2,387,622      2,355,013
  Machinery, Equipment, Furniture & Fixtures           3,394,679      3,042,968
                                                     -----------    -----------
TOTAL PROPERTY & EQUIPMENT                             5,782,301      5,397,981
  Less:  Accumulated Depreciation and Amortization     2,347,469      2,249,848
                                                     -----------    -----------
NET PROPERTY & EQUIPMENT                               3,434,832      3,148,133
                                                     -----------    -----------
GOODWILL, less accumulated
     amortization of $888,922 and $874,225             2,648,449      1,402,818
OTHER ASSETS                                             183,905        200,592
                                                     -----------    -----------
TOTAL ASSETS                                         $21,175,042    $18,394,357
                                                     -----------    -----------
                                                     -----------    -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                   $ 2,952,199    $ 2,624,552
  Current Maturities of Long-term Debt                    41,692         41,685
  Accrued Expenses:
      Income Taxes                                       442,352         63,397
      Compensation                                       675,320      1,443,921
      Other                                            2,766,026        465,423
                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                              6,877,589      4,638,978
                                                     -----------    -----------
LONG-TERM DEBT                                           539,192        549,433
DEFERRED INCOME TAXES                                    195,000        195,000
                                                     -----------    -----------
TOTAL LIABILITIES                                      7,611,781      5,383,411
                                                     -----------    -----------
STOCKHOLDERS' EQUITY:
  Common Stock $.20 par value: Authorized shares,
    5,000,000; Issued shares, 2,744,829 and 2,725,462    547,791        545,094
  Paid-in Capital                                      1,559,467      1,546,152
  Retained Earnings                                   13,014,928     12,478,625
                                                     -----------    -----------
                                                      15,122,186     14,569,871
  Less: Treasury Stock, at cost: 369,087 shares        1,558,925      1,558,925
                                                     -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                            13,563,261     13,010,946
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $21,175,042    $18,394,357
                                                     -----------    -----------
                                                     -----------    -----------

The accompanying notes are an integral part of the financial statements.

                              DECORATOR INDUSTRIES, INC.
                                STATEMENT OF EARNINGS
                                     (UNAUDITED)

                                             FOR THIRTEEN WEEKS ENDED:
                                   --------------------------------------------
                                       MARCH 29, 1997         MARCH 30, 1996
                                       --------------         --------------

NET SALES                           $9,386,543   100.00%   $9,439,498   100.00%
COST OF PRODUCTS SOLD                6,922,154    73.75%    7,102,934    75.25%
                                    ----------             ----------
GROSS PROFIT                         2,464,389    26.25%    2,336,564    24.75%
SELLING AND ADMINISTRATIVE
  EXPENSES                           1,429,942    15.23%    1,390,875    14.73%
                                    ----------             ----------
OPERATIONING INCOME                  1,034,447    11.02%      945,689    10.02%

OTHER INCOME (EXPENSE):
    Interest and Dividend Income        92,162     0.98%       57,787     0.61%
    Interest Expense                   (11,003)   -0.12%      (11,750)   -0.12%
                                    ----------             ----------
EARNINGS BEFORE INCOME TAXES         1,115,606    11.89%      991,726    10.51%
PROVISION FOR INCOME TAXES             413,000     4.40%      369,000     3.91%
                                    ----------             ----------
NET INCOME                            $702,606     7.49%     $622,726     6.60%
                                    ----------             ----------
                                    ----------             ----------


PRIMARY EARNINGS PER SHARE               $0.30                  $0.27 *
                                         -----                  -----
                                         -----                  -----
FULLY DILUTED EARNINGS PER SHARE         $0.28                  $0.25 *
                                         -----                  -----
                                         -----                  -----

Average Number of Shares Outstanding:
    Primary                          2,373,213              2,307,885 *
    Fully Diluted                    2,556,069              2,482,231 *


*Restated to reflect the four-for-three stock split effective June 17, 1996.


The accompanying notes are an integral part of the financial statements.

                      DECORATOR INDUSTRIES, INC.
                 STATEMENT OF CASH FLOWS (UNAUDITED)
                                                     FOR 13 WEEKS ENDED:
                                                ------------------------------
                                                MARCH 29, 1997   MARCH 30, 1996
                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net Income                                        $702,606        $622,726
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                    112,576          99,276
    Provision for Losses on Accounts Receivable        5,000          12,500
    (Gain) Loss on Disposal of Assets                                  1,951
  Increase (Decrease) from Changes In:
    Accounts Receivable                             (492,373)       (888,772)
    Inventory                                        264,065          81,872
    Short-term Investments                           (45,333)     (2,394,707)
    Prepaid Expenses                                (145,370)        (25,172)
    Other Assets                                      (3,313)       (268,647)
    Accounts Payable                                 327,647         574,356
    Accrued Expenses                                (265,358)        (16,741)
                                                  ----------      ----------
NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES                                  460,14      (2,201,358)
                                                  ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                              (111,664)        (77,620)
  Proceeds from Property Dispositions                    500             860
  Note Receivable                                     20,000          20,000
  Acquisition                                       (280,000)
                                                  ----------      ----------
NET CASH USED FOR INVESTING ACTIVITIES              (371,164)        (56,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term Debt Payments                            (10,234)         (8,703)
  Dividend Payments                                 (166,302)       (120,280)
  Proceeds from Exercise of Stock Options             16,012          42,000
  Purchase of Common Stock for Treasury                             (748,837)
                                                  ----------      ----------
NET CASH USED FOR FINANCING ACTIVITIES              (160,524)       (835,820)
NET DECREASE IN CASH AND CASH EQUIVALENTS            (71,541)     (3,093,938)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     4,714,356       5,269,772
                                                  ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $4,642,815      $2,175,834
                                                  ----------      ----------
                                                  ----------      ----------

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash Paid for:
  Interest                                           $11,003          $8,787
  Income Taxes                                       $34,045         $56,472
Cash Flows from Acquisition:
  Purchase Price                                  $2,455,783
  Less: Deferred Portion of Purchase Price        (2,175,783)
    Cash Used for Acquisition                       $280,000

The accompanying notes are an integral part of the financial statements.

                              DECORATOR INDUSTRIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MARCH 29, 1997 AND MARCH 30, 1996
                                     (UNAUDITED)



NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 29, 1997, the changes therein for the thirteen week period then ended and the results of operations forthe thirteen week periods ended March 29, 1997 and March 30, 1996.

NOTE 2. The consolidated financial statements included in the Form 10-Q arepresented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 28, 1996. The results of operations for the thirteen week periods ended March 29, 1997 and March 30, 1996 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at March 29, 1997 and December 28, 1996 consisted of the following:

                                    MARCH 29, 1997   DECEMBER 28, 1996
                                    --------------   -----------------
         Raw material and
         Supplies                     $3,121,611        $2,854,066

         In process and
         Finished Goods                  187,735           228,938
                                         -------           -------
                                      $3,309,346        $3,083,004
                                      ----------        ----------
                                      ----------        ----------

NOTE 4.  EARNINGS PER SHARE

         The excess of shares assumed to be issued under the stock option plans over shares that could be purchased with the proceeds based on the higher average or period ending market prices, was sufficient to cause fully diluted earnings per share to be different from primary earnings per share as shown in the consolidated statement of income.

NOTE 5.  ACQUISITIONS

    The Company acquired, effective March 15, 1997, the business and certain assets of Specialty Window Coverings Corp., an Elkhart, Indiana based manufacturer of pleated shades for the recreational vehicle market. The purchase price was $2,455,783 in cash plus conditional payments, based on earnings, of up to $2 million over the succeeding two years. The Company

                              DECORATOR INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) THIRTEEN WEEKS ENDED MARCH 29, 1997 AND MARCH 30, 1996
                                     (UNAUDITED)



         assumed no liabilities. Specialty will continue to operate from its existing facilities, which are being expanded from 20,000 to 35,000 square feet and which are leased from the former owners of Specialty. Specialty had net sales of approximately $5 million in 1996. The Company recognized goodwill of approximately $1.3 million in connection with the acquisition.

         On March 4, 1997, the Company further expanded its product line to include furniture and cushions for the recreational vehicle market by having purchased the assets of Action Design Interiors, also based in Elkhart, Indiana.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the First Quarter.

                                     MARCH 29, 1997      DECEMBER 28, 1996
                                     --------------      -----------------
Current Ratio                            2:70 *               2:94
Quick Ratio                              2:00 *               2:28
LT Debt to Total Capital                 3.62%                4.03%
Working Capital                       $8,030,267           $9,003,836

             *Adjusted for the elimination of the acquisition liability.


Cash and Short-Term Investments totaled $7,227,761 at March 29, 1997. Approximately $2,150,000 of this cash balance has subsequently been used to pay the acquisition liability included in Other Liabilities on the quarter-end Balance Sheet. The remaining cash balances and borrowing capacity keep the company well-positioned to take advantage of internal growth or acquisition opportunities that might arise.


RESULTS OF OPERATIONS:

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings and net sales dollars by market:

                                                 FIRST          FIRST
                                                QUARTER        QUARTER
                                                 1997           1996
                                                 ----           ----
  EARNINGS RATIOS
Net Sales                                       100.0%         100.0%
Cost of products sold                            73.7           75.2
Selling and administrative                       15.2           14.7
Interest and investment income                   (1.0)           (.6)
Interest expense                                   .1             .1
Income taxes                                      4.4            3.9
Net income                                        7.5            6.6


  NET SALES BY MARKET
Manufactured housing                           $4,573         $5,246
Recreational vehicles                           2,668          2,164
Hospitality                                     2,146          2,029
                                               ------         ------
Net sales - total                              $9,387         $9,439
                                               ------         ------
                                               ------         ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Thirteen-Week Period Ended March 29, 1997, (First Quarter 1997) compared to Thirteen-Week Period Ended March 30, 1996, (First Quarter 1996)
-----------------------------------------------------------------------------

Net sales for the First Quarter were $9,386,543, compared to $9,439,498 for the same period the previous year, a .5% decrease. The reduction in sales to the Manufactured Housing Industry were offset by increases to the Recreational Vehicle and Hospitality markets.

Cost of products sold decreased to 73.7% in the First Quarter compared to 75.2% a year ago. The improvement is the result of reduced material costs.

Net income in the First Quarter was $702,606 or 30 cents per share (primary), compared with $622,726 or 27 cents per share (primary), in the same period a year ago. The results reflect a 13% and 11% increase respectfully.

                             PART II - OTHER INFORMATION


    Item 6.   Exhibits and Reports on Form 8-K

    (a)  EXHIBITS

         27A - Financial data schedule, filed herewith.



    (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 29, 1997.



                                         SIGNATURES
         Pursuant to the requirements of the Securities
         Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DECORATOR INDUSTRIES, INC.
                                    (Registrant)



                                 By: /S/ WILLIAM BASSETT
                                     ------------------------------
                                     William Bassett, President


                                 By: /S/ MICHAEL K.SOLOMON
                                     ------------------------------
Date: May 9, 1997                    Michael K. Solomon, Treasurer