Form 10-Q
period 1997-06-28
DECORATOR INDUSTRIES INC
filed 1997-08-11
CIK 27613

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 28, 1997

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

                               Yes    X      No
                                    ------.      -------.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                      OUTSTANDING AT JULY 28, 1997
Common Stock, $.20 par value                      2,996,383 shares*

*Includes 35,914 shares issuable upon surrender of the outstanding $.10 par common stock.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEET

                                                     JUNE 28,    Dec. 28,
                                                       1997        1996
                                                   ----------- -----------
             ASSETS                                (UNAUDITED)

CURRENT ASSETS:
  Cash and Cash Equivalents                         $2,578,233  $4,714,356
  Short-term Investments                             2,632,914   2,539,613
  Accounts Receivable, less allowance for
   doubtful accounts ($223,188 and $232,302)         4,749,933   2,972,572
  Inventories                                        4,102,458   3,083,004
  Other Current Assets                                 459,930     333,269
                                                   ----------- -----------
TOTAL CURRENT ASSETS                                14,523,468  13,642,814
                                                   ----------- -----------

PROPERTY AND EQUIPMENT:
  Land, Buildings & Improvements                     2,387,622   2,355,013
  Machinery, Equipment, Furniture & Fixtures         3,633,706   3,042,968
                                                   ----------- -----------
TOTAL PROPERTY & EQUIPMENT                           6,021,328   5,397,981
  Less:  Accumulated Depreciation and Amortization   2,454,150   2,249,848
                                                   ----------- -----------
NET PROPERTY & EQUIPMENT                             3,567,178   3,148,133
                                                   ----------- -----------
GOODWILL, less accumulated
    amortization of $912,754 and $874,224            3,027,040   1,402,818
OTHER ASSETS                                           202,539     200,592
                                                   ----------- -----------
TOTAL ASSETS                                       $21,320,225 $18,394,357
                                                   =========== ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                  $4,285,985  $2,624,552
  Current Maturities of Long-term Debt                  42,021      41,685
  Accrued Expenses:
  Income Taxes                                         154,357      63,397
  Compensation                                       1,073,577   1,443,921
  Other                                                795,623     465,423
                                                   ----------- -----------
TOTAL CURRENT LIABILITIES                            6,351,563   4,638,978
                                                   ----------- -----------

LONG-TERM DEBT                                         528,599     549,433
DEFERRED INCOME TAXES                                  195,000     195,000
                                                   ----------- -----------
TOTAL LIABILITIES                                    7,075,162   5,383,411
                                                   ----------- -----------

STOCKHOLDERS' EQUITY:
  Common Stock $.20 par value: Authorized
   shares, 5,000,000;
   Issued shares, 3,452,732 and 2,725,462              690,573     545,094
  Paid-in Capital                                    1,459,623   1,546,152
  Retained Earnings                                 13,684,808  12,478,625
                                                   ----------- -----------
                                                    15,835,004  14,569,871
  Less:  Treasury Stock, at cost: 464,154 and
   369,087 shares                                    1,589,941   1,558,925
                                                   ----------- -----------
TOTAL STOCKHOLDERS' EQUITY                          14,245,063  13,010,946
                                                   ----------- -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $21,320,225 $18,394,357
                                                   =========== ===========

 The accompanying notes are an integral part of the financial statements.

                                                                    DECORATOR INDUSTRIES, INC.
                                                                       STATEMENT OF EARNINGS
                                                                           (UNAUDITED)


                                            FOR THIRTEEN WEEKS ENDED:                           FOR TWENTY-SIX WEEKS ENDED:
                                            ------------------------                            --------------------------
                                 June 28, 1997              June 29, 1996            June 28, 1997           June 29, 1996
                             --------------------      --------------------    -----------   -------      -----------   -------
Net Sales                    $11,860,367   100.00%    $10,540,139   100.00%    $21,246,909   100.00%      $19,988,882   100.00%
Cost of Products Sold          8,904,885    75.08%      7,706,744    73.12%     15,827,039    74.49%       14,818,923    74.14%
                               ---------                ---------              -----------                -----------
Gross Profit                   2,955,482    24.92%      2,833,395    26.88%      5,419,870    25.51%        5,169,959    25.86%
Selling and
Administrative Expenses        1,652,735    13.93%      1,473,563    13.98%      3,083,074    14.51%        2,864,438    14.33%
                               ---------                ---------              -----------                -----------
Operating Income               1,302,747    10.98%      1,359,832    12.90%      2,336,796    11.00%        2,305,521    11.53%
Other Income (Expense):
    Interest and
    Investment Income             83,894     0.71%         45,059     0.43%        176,042     0.83%          102,846     0.51%
    Interest Expense              (7,090)   -0.06%         (9,343)   -0.09%        (17,682)   -0.08%          (21,093)   -0.11%
                               ---------                ---------              -----------                -----------
Earnings Before
Income Taxes                   1,379,551    11.63%      1,395,548    13.24%      2,495,156    11.74%        2,387,274    11.94%
Provision for
Income Taxes                     500,000     4.22%        485,000     4.60%        913,000     4.30%          854,000     4.27%
                               ---------                ---------              -----------                -----------
NET INCOME                      $879,551     7.42%       $910,548     8.64%     $1,582,156     7.45%       $1,533,274     7.67%
                               =========                =========               ==========                ===========

PRIMARY EARNINGS PER SHARE         $0.29                    $0.31 *                  $0.53                      $0.53 *
                                   =====                    =====                    =====                      =====
FULLY DILUTED EARNINGS PER SHARE   $0.28                    $0.30 *                  $0.50                      $0.50 *
                                   =====                    =====                    =====                      =====

Average Number of Shares
Outstanding:
    Primary                    2,979,651                2,908,738 *              2,973,084                  2,896,797 *
    Fully Diluted              3,174,203                3,098,126 *              3,184,645                  3,100,457 *


                            * Restated to reflect the five-for-four stock split effective June 13, 1997.

                              The accompanying notes are an integral part of the financial statements.

                                                                     2

                            DECORATOR INDUSTRIES, INC.
                        STATEMENT OF CASH FLOWS (UNAUDITED)


                                                        FOR 26 WEEKS ENDED:
                                           June 28, 1997         June 29, 1996
                                           --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net Income                                  $1,582,156            $1,533,274
  Adjustments to Reconcile Net Income
    to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                242,831               199,175
    Provision for Losses on Accounts Receivable  (15,000)               25,000
    (Gain) Loss on Disposal of Assets               ----                   139
  Increase (Decrease) from Changes In:
    Accounts Receivable                       (1,066,220)             (916,690)
    Inventory                                   (476,004)               (5,612)
    Short-term Investments                       (93,301)           (2,407,150)
    Prepaid Expenses                            (126,661)              (31,255)
    Other Assets                                 (41,947)               86,054
    Accounts Payable                           1,661,433               909,224
    Accrued Expenses                              14,441               (85,621)
                                             -----------               --------
NET CASH PROVIDED BY (USED FOR)
    OPERATING ACTIVITIES                       1,681,728              (693,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                          (226,057)             (176,720)
  Proceeds from Property Dispositions                800                 1,410
  Note Receivable                                 40,000                40,000
  Acquisitions                                (3,263,720)                 ----
                                             -----------             ----------
NET CASH USED FOR INVESTING ACTIVITIES        (3,448,977)             (135,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term Debt Payments                        (20,834)              (20,111)
  Dividend Payments                             (375,974)             (284,429)
  Proceeds from Exercise of Stock Options         19,179               128,514
  Cash in Lieu of Fractional Shares               (1,064)                 ----
  Issuance of Treasury Stock for
    Directors' Compensation                        9,819                  ----
  Stock Option Tax Benefit                          ----                 6,000
  Purchase of Common Stock for Treasury             ----              (769,829)
                                             -----------            ----------
NET CASH USED FOR FINANCING ACTIVITIES          (368,874)             (939,855)
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                            (2,136,123)           (1,768,627)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                         4,714,356             5,269,772
                                             -----------            ----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                            $2,578,233            $3,501,145
                                             ===========            ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid for:
  Interest                                       $18,093               $16,599
  Income Taxes                                  $706,883              $676,088
Cash Flows from Acquisitions:
  Purchase Price                              $3,300,096
  Less: Deferred Portion of Purchase Price       (36,376)
     Cash Used for Acquisitions               $3,263,720

    The accompanying notes are an integral part of the financial statements.

                               DECORATOR INDUSTRIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                                       (UNAUDITED)


NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the company's financial position as of June 28, 1997, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended
         June 28, 1997 and June 29, 1996.

NOTE 2. The consolidated financial statements included in the form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the company's annual report on form 10-K for the year ended December 28, 1996. The results of operations for the twenty-six week periods ended June 28, 1997 and June 29, 1996 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at June 28, 1997 and December 28, 1996 consisted of the following:

                                          JUNE 28, 1997      DECEMBER 28, 1996
                                          -------------      -----------------
         RAW MATERIAL AND
         SUPPLIES                            $3,891,158             $2,854,066

         IN PROCESS AND
         FINISHED GOODS                         211,300                228,938
                                             ----------             ----------
                                             $4,102,458             $3,083,004
                                             ==========             ==========

NOTE 4.  EARNINGS PER SHARE

         The excess of shares assumed to be issued under the stock option plans over shares that could be purchased with the proceeds based on the higher average or period ending market prices, was sufficient to cause fully diluted earnings per share to be different from primary earnings per share as shown in the consolidated statement of earnings.

NOTE 5.  ACQUISITIONS

         The Company acquired, effective March 15, 1997, the business and certain assets of Specialty Window Coverings Corp., an Elkhart, Indiana based manufacturer of pleated shades for the recreational vehicle market. The purchase price was $2,455,783 in cash plus conditional payments, based on earnings, of up to $2 million over the succeeding two years. The company

                                DECORATOR INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                                        (UNAUDITED)


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

         The Company acquired, effective May 12, 1997, the business and certain assets of Southern Interiors, Inc., a Memphis, Tennessee based manufacturer of window coverings for the Hospitality (motel/hotel) Market for $844,313 in cash plus conditional payments, not to exceed $500,000, based on revenues over the next three years. The Company assumed no liabilities and recognized goodwill of approximately $400,000 in connection with the purchase. Southern Interiors manufactures window coverings and accessories from fabric supplied by its customers, largely hotel design and supply firms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Second Quarter.

                                        JUNE 28, 1997         DECEMBER 28, 1996
                                        -------------         -----------------
Current Ratio                               2:29                    2:94
Quick Ratio                                 1:64                    2:28
LT Debt to Total Capital                    3.64%                   4.03%
Working Capital                          $8,171,905              $9,003,836

Cash and Short-Term Investments totaled $5,211,147 at June 28, 1997. The current cash balances and borrowing capacity keep the company well-positioned to take advantage of internal growth or acquisition opportunities that might arise.

RESULTS OF OPERATIONS:

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings and net sales dollars by market:

                                     Second      26     Second      26
                                     Quarter    Weeks   Quarter    Weeks
                                       1997      1997     1996     1996
                                     --------   ------  -------    ------
EARNINGS RATIOS
Net Sales                             100.0%    100.0%   100.0%    100.0%
Cost of products sold                  75.1      74.5     73.1      74.1
Selling and administrative             13.9      14.5     14.0      14.3
Interest and investment income          (.7)      (.8)     (.4)      (.5)
Interest expense                         .1        .1       .1        .1
Income taxes                            4.2       4.3      4.6       4.3
Net income                              7.4       7.4      8.6       7.7


  NET SALES BY MARKET
Manufactured housing                 $4,965    $9,538   $5,884   $11,130
Recreational vehicles                 4,003     6,671    2,356     4,520
Hospitality                           2,891     5,037    2,300     4,329
                                    -------   -------  -------   -------
Net sales - total                   $11,859   $21,246  $10,540   $19,979
                                    =======   =======  =======   =======
                                       6

THIRTEEN WEEK PERIOD ENDED JUNE 28, 1997 (SECOND QUARTER 1997) COMPARED TO THIRTEEN WEEK PERIOD ENDED JUNE 29, 1996 (SECOND QUARTER 1996)

Net sales for the Second Quarter were $11,860,367, compared to $10,540,139 for the same period the previous year, a 12.5% increase. Sales by acquired businesses and increased sales by existing divisions to the Recreational Vehicle Market were offset somewhat by a decline in sales to the Manufactured Housing Market in some geographic regions.

Cost of products sold increased to 75.1% in the Second Quarter compared to 73.1% a year ago. The increase is the result of higher cost of products sold percentages attributable to the acquired businesses and higher labor and other start-up costs largely related to the growth of the Recreational Vehicle products business.

Selling and administrative expenses were $1,652,735 in the Second Quarter 1997 versus $1,473,563 in the Second Quarter 1996. This increase is related to the acquired businesses.

Net income in the Second Quarter was $879,551 or 29 cents per share (primary), compared with $910,548 or 31 cents per share (primary) in the same period a year ago. These results were a 3% and 6% decrease, respectively.

TWENTY-SIX WEEK PERIOD ENDED JUNE 28, 1997 (FIRST HALF 1997) COMPARED TO TWENTY-SIX WEEK PERIOD ENDED JUNE 29, 1996 (FIRST HALF 1996)

Net sales for the first half of 1997 were $21,246,909 compared to $19,988,882 for the first half of 1996. Increases from acquisitions and in sales to the Recreational Vehicle and Hospitality Markets were offset by a decline in sales to the Manufactured Housing Market.

Net income was $1,582,156 in the first six months of 1997 versus $1,533,274 for the same period of 1996. Overall performance for the respective periods was very comparable.

                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         10W - Stock Plan for Non-employee Directors and related Grantor
               Trust Agreement, filed herewith.

         27B - Financial data schedule, filed herewith.


    (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 28, 1997.


                                     SIGNATURES
                  Pursuant to the requirements of the Securities
                  Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DECORATOR INDUSTRIES, INC.
                                               (Registrant)



                                      By: /s/ WILLIAM BASSETT
                                      ---------------------------
                                      William Bassett, President



                                      By: /s/ MICHAEL K.SOLOMON
                                      -----------------------------
Date: August 8, 1997                  Michael K. Solomon, Treasurer