Form 10-Q
period 1997-09-27
DECORATOR INDUSTRIES INC
filed 1997-11-06
CIK 27613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 27, 1997

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

                                  Yes   X  .     No      .
                                      -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at October 31, 1997
-----                                        -------------------------------
Common Stock, $.20 par value                        2,980,468 shares*

*Includes 12,740 shares issuable upon surrender of the outstanding $.10 par common stock.

                                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           DECORATOR INDUSTRIES, INC.
                                  BALANCE SHEET

                                                                                     Sept. 27, 1997               Dec. 28, 1996
                                                                                     --------------               -------------
                                   ASSETS                                              (UNAUDITED)
Current Assets:
  Cash and Cash Equivalents                                                              $1,975,647                  $4,714,356
  Short-term Investments                                                                  2,786,309                   2,539,613
  Accounts Receivable, less allowance for
      doubtful accounts ($237,008 and $232,302)                                           4,500,680                   2,972,572
  Inventories                                                                             4,379,415                   3,083,004
  Other Current Assets                                                                      575,719                     333,269
                                                                                        -----------                 -----------
Total Current Assets                                                                     14,217,770                  13,642,814
                                                                                        -----------                 -----------

Property and Equipment:
  Land, Buildings & Improvements                                                          2,399,660                   2,355,013
  Machinery, Equipment, Furniture & Fixtures                                              3,833,014                   3,042,968
                                                                                       ------------                 -----------
Total Property & Equipment                                                                6,232,674                   5,397,981
  Less:  Accumulated Depreciation and Amortization                                        2,560,900                   2,249,848
                                                                                       ------------                 -----------
Net Property & Equipment                                                                  3,671,774                   3,148,133
                                                                                       ------------                 -----------
Goodwill, less accumulated
     amortization of $937,844 and $874,224                                                3,001,950                   1,402,818
Other Assets                                                                                167,546                     200,592
                                                                                        -----------                 -----------
Total Assets                                                                            $21,059,040                 $18,394,357
                                                                                        ===========                 ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                                                       $3,685,141                  $2,624,552
  Current Maturities of Long-term Debt                                                       42,192                      41,685
  Accrued Expenses:
      Income Taxes                                                                               --                      63,397
      Compensation                                                                        1,180,700                   1,443,921
      Other                                                                                 911,996                     465,423
                                                                                        -----------                 -----------
Total Current Liabilities                                                                 5,820,029                   4,638,978
                                                                                        -----------                 -----------

Long-Term Debt                                                                              518,125                     549,433
Deferred Income Taxes                                                                       216,000                     195,000
                                                                                        -----------                 -----------
Total Liabilities                                                                         6,554,154                   5,383,411
                                                                                        -----------                 -----------

Stockholders' Equity:
  Common Stock $.20 par value: Authorized shares, 5,000,000
      Issued shares, 3,457,174 and 2,725,462                                                691,461                     545,094
  Paid-in Capital                                                                         1,497,503                   1,546,152
  Retained Earnings                                                                      14,112,469                  12,478,625
                                                                                        -----------                 -----------
                                                                                         16,301,433                  14,569,871
  Less: Treasury Stock, at cost: 484,511 and 369,087 shares                               1,796,547                   1,558,925
                                                                                        -----------                 -----------
Total Stockholders' Equity                                                               14,504,886                  13,010,946
                                                                                        -----------                 -----------
Total Liabilities and Stockholders' Equity                                              $21,059,040                 $18,394,357
                                                                                        ===========                 ===========


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)


                                            FOR THIRTEEN WEEKS ENDED:                         FOR THIRTY-NINE WEEKS ENDED:
                               -----------------------------------------------------------------------------------------------------

                                  September 27, 1997        September 28, 1996        September 27, 1997       September 28, 1996
                                  ------------------        ------------------        ------------------       ------------------

Net Sales                       $11,051,332    100.00%     $9,599,140    100.00%    $32,215,233     100.00%  $29,581,102    100.00%

Cost of Products Sold             8,505,711     76.97%      7,073,219     73.69%     24,237,010      75.23%   21,899,101     74.03%
                                -----------                ----------               -----------              -----------

Gross Profit                      2,545,621     23.03%      2,525,921     26.31%      7,978,223      24.77%    7,682,001     25.97%

Selling and
Administrative Expenses           1,535,182     13.89%      1,376,076     14.34%      4,585,469      14.23%    4,226,635     14.29%
                                -----------                ----------               -----------              -----------

Operating Income                  1,010,439      9.14%      1,149,845     11.98%      3,392,754      10.53%    3,455,366     11.68%

Other Income (Expense):

    Interest and
    Investment Income                93,516      0.85%         76,912      0.80%        269,558       0.84%      179,758      0.61%

    Interest Expense                 (3,355)    -0.03%         (8,270)    -0.09%        (21,037)     -0.07%      (29,363)    -0.10%
                                -----------                ----------               -----------              -----------

Earnings Before
Income Taxes                      1,100,600      9.96%      1,218,487     12.69%      3,641,275      11.30%    3,605,761     12.19%

Provision for
Income Taxes                        356,000      3.22%        405,000      4.22%      1,286,000       3.99%    1,259,000      4.26%
                                -----------                ----------               -----------              -----------

Income from
Continuing Operations               744,600      6.74%        813,487      8.47%      2,355,275       7.31%    2,346,761      7.93%
                                -----------                ----------               -----------              -----------

Loss on Discontinued
Operations, less
applicable income tax
of $66,000 and
$83,000                            (108,400)    -0.98%                     0.00%       (136,918)     -0.43%                   0.00%
                                -----------                                         -----------

NET INCOME                      $   636,200      5.76%    $   813,487      8.47%    $ 2,218,357       6.89%  $ 2,346,761      7.93%
                                ===========               ===========               ===========              ===========


EARNINGS PER SHARE:


CONTINUING OPERATIONS                 $0.25                     $0.28*                    $0.79                    $0.81*
                                      =====                     =====                     =====                    =====

PRIMARY                               $0.21                     $0.28*                    $0.74                    $0.81*
                                      =====                     =====                     =====                    =====

FULLY DILUTED                         $0.20                     $0.25*                    $0.70                    $0.75*
                                      =====                     =====                     =====                    =====

Average Number of Shares
Outstanding:

    Primary                       2,987,613                 2,932,451*                2,974,438                2,908,682*

    Fully Diluted                 3,191,696                 3,179,924*                3,186,995                3,126,946*


*Restated to reflect the five-for-four stock split effective June 13, 1997.


    The accompanying notes are an integral part of the financial statements.

                                             DECORATOR INDUSTRIES, INC.
                                         STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                         FOR 39 WEEKS ENDED:
                                                                           ---------------------------------------------
                                                                             Sept. 27, 1997             Sept. 28, 1996
                                                                             --------------             --------------
Cash Flows From Operating Activities:
  Net Income                                                                   $ 2,218,357               $ 2,346,761
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                  380,648                   304,189
    Provision for Losses on Accounts Receivable                                     (4,000)                   37,500
    Deferred Taxes                                                                  21,000                        --
    (Gain) Loss on Disposal of Assets                                               (4,125)                     (422)
  Increase (Decrease) from Changes In:
    Accounts Receivable                                                           (827,967)                 (707,489)
    Inventory                                                                     (752,961)                 (111,610)
    Short-term Investments                                                        (246,696)               (2,444,490)
    Prepaid Expenses                                                              (242,450)                  (68,600)
    Other Assets                                                                   (26,954)                  127,225
    Accounts Payable                                                             1,060,589                   492,775
    Accrued Expenses                                                               108,579                    43,636
                                                                              ------------               -----------
Net Cash Provided by Operating Activities                                        1,684,020                    19,475

Cash Flows From Investing Activities:
  Capital Expenditures                                                            (442,939)                 (335,985)
  Proceeds from Property Dispositions                                                4,375                     3,210
  Note Receivable                                                                   60,000                    60,000
  Acquisitions                                                                  (3,288,720)                       --
                                                                              ------------               -----------
Net Cash Used for Investing Activities                                          (3,667,284)                 (272,775)

Cash Flows From Financing Activities:
  Long-term Debt Payments                                                          (30,801)                  (28,208)
  Dividend Payments                                                               (584,512)                 (448,802)
  Proceeds from Exercise of Stock Options                                           25,504                   137,962
  Cash in Lieu of Fractional Shares                                                 (1,133)                   (1,239)
  Issuance of Treasury Stock for Directors' Compensation                            22,092                        --
  Stock Option Tax Benefit                                                          25,000                    18,000
  Purchase of Common Stock for Treasury                                           (211,595)                 (769,829)
                                                                              ------------               -----------
Net Cash Used for Financing Activities                                            (755,445)               (1,092,116)
Net Decrease in Cash and Cash Equivalents                                       (2,738,709)               (1,345,416)
Cash and Cash Equivalents at Beginning of Year                                   4,714,356                 5,269,772
                                                                              ------------               -----------
Cash and Cash Equivalents at End of Period                                    $  1,975,647               $ 3,924,356
                                                                              ============               ===========

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
  Interest                                                                    $     19,701               $    22,666
  Income Taxes                                                                $  1,181,883               $ 1,156,532
Cash Flows from Acquisitions:
  Purchase Price                                                              $  3,300,096                        --
  Less: Deferred Portion of Purchase Price                                         (11,376)                       --
    Cash Used for Acquisitions                                                $  3,288,720                        --


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                   (UNAUDITED)



NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 27, 1997, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended September 27, 1997 and September 28, 1996.

NOTE 2. The consolidated financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 28, 1996. The results of operations for the thirty-nine week periods ended September 27, 1997 and September 28, 1996 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at September 27, 1997 and December 28, 1996 consisted of the following:

                                  September 27, 1997        December 28, 1996
                                  ------------------        -----------------

         Raw material and
         Supplies                     $4,077,622               $2,854,066

         In process and
         Finished Goods                  301,793                  228,938
                                      ----------               ----------
                                      $4,379,415               $3,083,004
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

NOTE 5.  ACQUISITIONS

         The Company acquired, effective March 15, 1997, the business and certain assets of Specialty Window Coverings Corp., an Elkhart, Indiana based manufacturer of pleated shades for the recreational vehicle market. The purchase price was $2,455,783 in cash plus conditional payments, based on

                           DECORATOR INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                   (UNAUDITED)


         earnings, of up to $2 million over the succeeding two years. The Company assumed no liabilities. Specialty will continue to operate from its existing facilities, which have been expanded from 20,000 to 35,000 square feet and which are leased from the former owners of Specialty. Specialty had net sales of approximately $5 million in 1996. The Company recognized goodwill of approximately $1.3 million in connection with the acquisition.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Third Quarter.

                              September 27, 1997        December 28, 1996
                              ------------------        -----------------
Current Ratio                        2:44                     2:94
Quick Ratio                          1:69                     2:28
LT Debt to Total Capital             3.64%                    4.03%
Working Capital                    $8,397,741              $9,003,836


Cash and Short-Term Investments totaled $4,761,956 at September 27, 1997. The current cash balances and borrowing capacity keep the company well-positioned to take advantage of internal growth or acquisition opportunities that might arise.


RESULTS OF OPERATIONS:

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings and net sales dollars by market:

                                                      Third            39          Third           39
                                                     Quarter          Weeks       Quarter         Weeks
                                                       1997           1997          1996          1996
                                                       ----           ----          ----          ----
  Earnings Ratios
Net Sales                                              100.0%        100.0%        100.0%         100.0%
Cost of products sold                                   77.0          75.2          73.7           74.0
Selling and administrative                              13.9          14.2          14.3           14.3
Interest and investment income                           (.9)          (.8)          (.8)           (.6)
Interest expense                                          .1            .1            .1             .1
Income taxes                                             3.2           4.0           4.2            4.3
Income from continuing operations                        6.7           7.3
Loss on discontinued operations                          1.0            .4
Net income                                               5.7           6.9           8.5            7.9


  Net Sales by Market
Manufactured housing                                  $ 4,534       $14,072         $5,548       $16,679
Recreational vehicles                                   4,221        10,892          2,109         6,630
Hospitality                                             2,296         7,251          1,942         6,272
                                                      -------       -------         ------       -------
Net sales - total                                     $11,051       $32,215         $9,599       $29,581
                                                      =======       =======         ======       =======

THIRTEEN WEEK PERIOD ENDED SEPTEMBER 27, 1997 (THIRD QUARTER 1997) COMPARED TO THIRTEEN WEEK PERIOD ENDED SEPTEMBER 28, 1996 (THIRD QUARTER 1996)

Net sales for the Third Quarter 1997 were $11,051,332, compared to $9,599,140 for the same period the previous year, a 15.1% increase. Sales by acquired businesses and increased sales by existing divisions to the Recreational Vehicle Market and Hospitality Market were offset somewhat by a decline in sales to the Manufactured Housing Market.

Cost of products sold increased to 77.0% in the Third Quarter 1997 compared to 73.7% a year ago. The increase is the result of higher cost of products sold percentages attributable to the acquired businesses, higher expenses associated with the growth of existing businesses and market conditions which have resulted in a lowering of operating margins.

Selling and administrative expenses were $1,535,182 in the Third Quarter 1997 versus $1,376,076 in the Third Quarter 1996. This increase is from the selling and administrative expenses of the acquired businesses.

The decline in net income was primarily due to the decision to discontinue the manufacturing and sale of products for the retail market.


THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 27, 1997 (FIRST NINE MONTHS OF 1997) COMPARED TO THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 1996 (FIRST NINE MONTHS OF 1996)

Net sales for the first nine months of 1997 were $32,215,233 compared to $29,581,102 for the first nine months of 1996. Increases from acquisitions and increases in sales to the Recreational Vehicle and Hospitality Markets were somewhat offset by a decline in sales to the Manufactured Housing Market.

Net income from continuing operations was $2,355,275 in the first nine months of 1997 versus $2,346,761 for the same period of 1996. Overall performance for the respective periods was very comparable. The decline in net income was primarily due to the discontinuation of operations referred to above.

                           PART II - OTHER INFORMATION


    Item 6.        Exhibits and Reports on Form 8-K

         (a)  Exhibits


               27C -     Financial data schedule, filed herewith.


         (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 27, 1997.



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


                                              DECORATOR INDUSTRIES, INC.
                                                     (Registrant)




                                              By: /s/ William Bassett
                                                  ---------------------------
                                              William Bassett, President


                                              By: /s/ Michael K. Solomon
                                                  ---------------------------
Date: November 3, 1997                        Michael K. Solomon, Treasurer