Form 10-K
period 1998-01-03
DECORATOR INDUSTRIES INC
filed 1998-03-31
CIK 27613

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 3, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                             25-1001433
---------------------------------                  ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

 10011 Pines Blvd., Pembroke Pines, Florida               33024
-------------------------------------------            ----------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (954)436-8909

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                    Name of each exchange on which registered
--------------------------------------      -----------------------------------------
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

                                  Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value at March 13, 1998 of outstanding shares of Common Stock other than shares held by officers, directors and their respective associates:
$26,324,864*

Number of shares outstanding at March 13, 1998:  2,925,545*

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

* Includes 3,005 shares issuable upon surrender of the outstanding $.10 par Common Stock.

NOTE: In this report, unless the context otherwise requires, Registrant or Company means Decorator Industries, Inc. and its subsidiaries, herein sometimes also called "Decorator Industries". Reference to a particular year or the captions "For the Year" and "At Year End" refer to the fiscal periods as follows:

                         1997  -  53 weeks ended January 3, 1998

                         1996  -  52 weeks ended December 28, 1996

                         1995  -  52 weeks ended December 30, 1995

                         1994  -  52 weeks ended December 31, 1994

                         1993  -  52 weeks ended January 1, 1994


                                     PART I
                                     ------
Item 1.  Business.

         The company is engaged in the production and sale of window coverings, bedspreads, furniture and complementary products. The manufactured housing and recreational vehicle products division manufactures window coverings, bedspreads, furniture and complementary products for sale to original equipment manufactured home builders and recreational vehicle manufacturers. The hospitality products division manufactures draperies, bedspreads, furniture and complementary products for sale to hotels, motels and other customers nationwide.

         The Company has one industry segment and one class of products. The business in which the Company is engaged is very competitive, and the Company competes with manufacturers located throughout the country. However, no reliable information is available to enable the Company to determine its relative position among its competitors. The principal methods of competition are price, design and service.

         As of March 15, 1997, the Company acquired the business and certain assets of Specialty Window Coverings Corp. for $2,455,783 and future consideration, not to exceed $2 million, based on Specialty's earnings over the two years ending April 3, 1999. Specialty is an Elkhart, Indiana based manufacturer of pleated shades for the recreational vehicle market.

         As of May 12, 1997, the Company acquired the business and certain assets of Southern Interiors, Inc. for $844,313 and future consideration, not to exceed $500,000, based on Southern's sales over the three years ending July 1, 2000. Southern is located in Memphis, Tennessee and manufactures draperies for the hospitality market from fabric supplied by its customers, largely hotel design and supply firms.

         During 1997, two customers, Fleetwood Enterprises and Champion Enterprises, accounted for approximately 23% and 14% respectively of the Company's total sales. In the event of the loss of one or both of these customers, there would be a material adverse effect on the Company. Fleetwood operates in the manufactured housing and recreational vehicle industries, whereas Champion operates solely in manufactured housing. Purchasing decisions are made at each individual plant of these customers. The Company services many of these plants and considers each of the plants it services to be an independent customer.

         The Company's backlog of orders at any given time is not material in amount and is not significant in the business. No material portion of the Company's sales or income is derived from customers in foreign countries.

         The chief raw materials used by the Company are largely fabrics made from both natural and man-made fibers. The raw materials are obtained primarily from converters and mills. The Company is not dependent upon one or a very few suppliers. Most of its suppliers are large firms with whom, in the opinion of management, the Company enjoys good relationships. The Company has never experienced any significant shortage in its supply of raw materials.

         The Company has no significant patents, licenses, franchises or concessions. It owns certain trademarks and copyrights. Although the Company believes the trademarks aid in identifying its products, it is unable to evaluate the importance of the trademarks to its business. Expenditures for research and development during 1997 and 1996 were not significant.

         Compliance with federal, state and local environmental protection provisions will have no material effect upon the capital expenditures, earnings or competitive position of the Company.

         The Company employs approximately 700 sales, production, warehouse and administrative employees and also uses the services of independent sales representatives.


Item 2.  Properties.

         The following table summarizes certain information concerning the Company's properties:

                                                                                      Approx.
           Location                               Principal Use                     Square Feet      Owned/Leased
           --------                               -------------                     -----------      ------------
Haleyville, Alabama              Offices, manufacturing and warehouse                  54,000            Owned
Lakeland, Florida                Offices, manufacturing and warehouse                   7,500           Leased
Pembroke Pines, Florida          Offices                                                3,148           Leased
Elkhart, Indiana                 Offices, manufacturing and warehouse                  16,000           Leased
Elkhart, Indiana                 Offices, manufacturing and warehouse                  35,000           Leased
Goshen, Indiana                  Offices, manufacturing and warehouse                  35,000           Leased
Bossier, Louisiana               Offices, manufacturing and warehouse                  20,000            Owned
Salisbury, North Carolina        Offices, manufacturing and warehouse                  22,500           Leased
Bloomsburg, Pennsylvania         Offices, manufacturing and warehouse                  42,000            Owned
Memphis, Tennessee               Offices, manufacturing and warehouse                  14,000           Leased
Abbotsford, Wisconsin            Offices, manufacturing and warehouse                  21,600           Leased

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

         Common Stock price information is set forth in the table below. Sales prices have been adjusted for stock splits.

                          1997 Sales Prices             1996 Sales Prices
                          -----------------             -----------------
                       High               Low         High            Low
                       ----               ---         ----            ---
First Quarter            9-7/8             8-1/2       5-5/8           4-3/4
Second Quarter           9-5/8             8-15/16     6-7/8           5-1/2
Third Quarter           11                 8-7/8       9-1/2           6-1/2
Fourth Quarter          10-1/8             8-7/8      10-7/8           8-1/8


         As of March 13, 1998, the Company had 440 shareholders of record of its Common Stock. Of this total, 432 were holders of the $.20 par value stock and 8 were holders of the $.10 par value stock who had not yet exchanged their stock for the $.20 par value stock in connection with the one-for-two reverse stock split in July 1982. The $.20 par value stock to which the holders of the old $.10 par value stock are entitled, together with the accrued cash dividends thereon, are in the process of being escheated to the proper states as unclaimed property.

         Total cash dividend payments were $.28 per share in 1997 and 1996.

                           DECORATOR INDUSTRIES, INC.

                         Item 6. Selected Financial Data



                                          1997            1996           1995             1994            1993          1992
                                          ----            ----           ----             ----            ----          ----
FOR THE YEAR
    Net Sales                            $ 43,395,923    $ 38,649,687   $ 34,207,259     $ 33,246,590    $ 28,964,223  $ 23,605,290
    Income from Continuing Operations    $  3,035,257    $  3,065,220   $  2,414,678     $  2,823,770    $  2,370,232  $  1,528,787
    Net Income                           $  2,898,339    $  3,065,220   $  2,414,678     $  2,823,770    $  2,370,232  $  1,528,787
                                      ----------------------------------------------------------------------------------------------
AT YEAR-END
    Total Assets                         $ 20,301,268    $ 18,394,357   $ 16,415,659     $ 16,406,670    $ 13,188,452  $ 11,236,785
    Long-term Obligations                $    506,169    $    549,433   $    587,084     $    629,450    $    431,260  $     68,475
    Long-term Debt Ratio                         3.71%           4.03%          5.14%            5.30%           4.70%         1.10%
    Working Capital                      $  8,406,250    $  9,003,836   $  6,925,352     $  7,479,176    $  5,322,279  $  3,214,756
    Working Capital Ratio                        2.61            2.94           2.54             2.75            2.39          1.68
    Stockholders' Equity                 $ 14,347,297    $ 13,010,945   $ 11,147,754     $ 11,322,046    $  8,741,511  $  6,417,134
                                      ----------------------------------------------------------------------------------------------
PER SHARE
    Continuing Operations                       $1.03           $1.05          $0.75            $0.86           $0.75         $0.50
    Basic                                       $0.98           $1.05          $0.75            $0.86           $0.75         $0.50
    Diluted                                     $0.92           $0.98          $0.70            $0.78           $0.66         $0.45
    Book Value                                  $4.92           $4.40          $3.74            $3.39           $2.75         $2.07
    Cash Dividends Declared                     $0.28           $0.28          $0.27            $0.23           $0.15          ----


Note: Per share amounts, except for cash dividends, have been adjusted for a five-for-four stock split effective June 13, 1997, a four-for-three stock split in June 1996 and a two-for-one stock split in April 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Financial Resources:

         The Company's financial condition continues to be strong, as evidenced by the following statistical measures:

         1) Working capital at January 3, 1998 was $8,406,250 compared to $9,003,836 at December 28, 1996.

         2) The current ratio was 2.61:1 at year-end 1997 compared to 2.94:1 at year-end 1996.

         3) The liquid ratio changed from 2.3:1 at year-end 1996 to 1.7:1 at year-end 1997.

         4) The long-term debt ratio continued to be minimal, at 3.7% January 3, 1998 compared to 4.0% a year earlier.

         Significant uses of working capital were made for acquisitions ($3,300,096) and purchases of Common Stock for the treasury ($868,034). Without this activity, working capital would have increased by approximately $3,500,000. This activity also caused the current and liquid ratios to decrease.

         Accounts receivable and inventories increased by $2,166,308, largely due to the acquisitions. These assets continue to be well managed.

         Capital expenditures for 1997 were $537,555. Management believes that capital expenditures in 1998, not including construction of new facilities, will approximate the amount spent in 1997. The Company is contemplating construction of a new facility to replace a leased facility. Such a facility most likely would be funded with long-term debt and would cause capital expenditures to be greater.

         Management does not foresee any events which will adversely affect its liquidity during 1998, and, further, the Company's financial condition is more than adequate to finance internal growth and any additional acquisitions of businesses.

Results of Operations:

         The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                                      1997      1996       1995
                                                      ----      ----       ----
Net sales.......................................      100.0%    100.0%    100.0%
Cost of products sold........................          75.4      74.1      75.3
Selling and administrative expenses.......             14.5      14.5      14.5
Interest and investment income............              (.8)      (.8)     (1.2)
Interest expense..............................           .1        .1        .1
Income from continuing operations........               7.0       7.9       7.1
Net income....................................          6.7       7.9       7.1

1997 vs. 1996

         For the fiscal year 1997, net sales were $43,395,923 compared with $38,649,687 in fiscal 1996. This represents an increase of 12% and is attributable to the acquisitions made in 1997. Net sales to the manufactured housing market were $18,732,000 in 1997 compared with $21,533,000 in 1996. This decrease is largely due to the reduction in the number of manufactured homes produced by the original equipment manufacturers. Net sales to the recreational vehicle market were $15,306,000 in 1997 compared with $8,696,000 the prior year. This increase results from the acquisitions made in 1997 and from the continued growth of the existing businesses. Net sales to the hospitality market were $9,375,000 in 1997 compared to $8,417,000 in 1996. This increase is due largely to the acquisitions made in 1997.

         Cost of products sold as a percentage of sales increased to 75.4% in 1997 as compared to 74.1% in 1996. The increase is attributable to the higher cost of products sold for acquired businesses, higher expenses associated with the growth of existing businesses and market conditions which have resulted in a lowering of operating margins.

         Selling and administrative expenses were $6,303,975 (14.5% of sales) in 1997 versus $5,611,222 (14.5% of sales) in 1996. This increase is from selling and administrative expenses of the acquired businesses.

         For the fiscal year 1997, income from continuing operations was $3,035,257, almost equal to the record earnings of $3,065,220 reported in the prior year. The decline in net income ($166,881) was primarily due to the decision to discontinue the manufacturing and sale of products for the retail market, which resulted in a net loss of $136,918 for discontinued operations.

1996 vs. 1995

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

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

         William A. Bassett, age 61, has been President and a director of the Company since 1980, Chief Executive Officer since February 1993 and Chairman of the Board since January 1994.

         Michael K. Solomon, age 48, has been Vice President of the Company since November 1994, Treasurer and Chief Financial Officer of the Company since 1985 and a director of the Company since 1987.

         Jerome B. Lieber, age 77, has been Secretary and a director of the Company since 1961. He is Senior Counsel to the law firm of Klett Lieber Rooney & Schorling, a Professional Corporation, Pittsburgh, Pennsylvania, which serves as general counsel to the Company. Mr. Lieber previously had been a senior partner in that firm.

         Joseph N. Ellis, age 69, has been a director of the Company since 1993. He founded LaSalle-Deitch Co., Inc. a distributor of products for the manufactured housing and recreational vehicle industry, in 1963 and served as its President, Chief Executive Officer and Chairman from 1971 until his retirement in 1992. Mr. Ellis is currently a management consultant.

         William H. Allen, Jr., age 62, has been a director of the Company since 1995. He has been Vice Chairman of the Board of NationsBank N.A. (South) since December 1995 and previously served as Chairman of the Board and Chief Executive Officer of Intercontinental Bank. Mr. Allen is also a director of American Bankers Life Insurance Company and Winsloew Furniture, Inc.

         Ellen Downey, age 45, was elected to the Board of Directors at the annual meeting in May 1997. She was employed by Ryder System, Inc. in various financial positions from 1978 to 1991 and from 1991 to 1993 served as Vice President and Treasurer of that company.

         Thomas L. Dusthimer, age 63, was appointed to the Board of Directors in July 1997. Since 1992 he has served as a consultant to and director of Society National Bank (Elkhart, Indiana District). From 1973 until his retirement in 1992, Mr. Dusthimer served in various executive positions, including President, Chief Executive Officer and Chairman, with Ameritrust Indiana Corporation and Ameritrust National Bank.

Item 11.  Executive Compensation.

         The following table shows the compensation of the named executive officers of the Company for each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                                                                    Compensation
                                                   Annual Compensation                 Awards
                                        ---------------------------------------     ------------
Name and                        Fiscal                                                Optioned       All Other Com-
Principal Position               Year    Salary($)(1)   Bonus($)    Other($)(2)      Shares(#)       pensation($)(3)
------------------               ----    ------------   --------    -----------      ---------       ---------------
William A. Bassett(4)            1997      249,712       123,000       87,723           ----             34,745
Chairman of the Board,           1996      236,156       156,000         *           41,666(5)           34,745
President and Chief Executive    1995      224,910        58,234         *              ----             34,745
Officer

Michael K. Solomon               1997      112,370        25,550         *              ----              ----
Vice President, Treasurer and    1996      107,000        28,940       27,106        16,666(5)            ----
Chief Financial Officer          1995      104,500        14,558         *              ----              ----

------------------------
(1)      The fiscal year 1997 was a 53-week fiscal period.

(2) Medical/dental reimbursement plan payments, country club memberships, personal use of Company vehicles, and payments made in accordance with Company policy for disqualifying sales of Common Stock acquired upon the exercise of a qualified stock option. For 1997, payment to Mr. Bassett for such sales was $84,289, which provided a net benefit to the Company of $26,333. For 1996, payment to Mr. Solomon for such sales was $18,059, which provided a net benefit to the Company of $11,919. An asterisk indicates that the total of other annual compensation for that year was less than 10% of salary and bonus for that year.

(3) Premiums paid by the Company on life and long-term disability insurance policies.

(4) The Company has an employment agreement with Mr. Bassett which provides for an annual salary of not less than $214,200. The agreement expires July 1, 2004.

(5) As adjusted for the four-for-three stock split in June 1996 and the five-for-four stock split in June 1997.

         The following table sets forth information concerning the exercise of stock options during fiscal 1997 by the named executive officers and the value of their unexercised, in-the-money stock options at the end of that fiscal year (January 3, 1998). All options outstanding at January 3, 1998, except for those granted after fiscal 1995, were exercisable at any time prior to their respective expiration dates.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                              Shares                             Optioned          Value of
                             Acquired           Value            Shares at        Options at
Name                        on Exercise        Realized ($)     01/03/98 (#)     01/03/98($)(1)
----                     ----------------     ------------     ------------     --------------
William A. Bassett           24,998(2)          194,380         116,664(3)          843,900
                                                                 25,000(4)           87,500
Michael K. Solomon            7,500(2)           63,222          39,996(3)          274,311
                                                                 10,000(4)           35,000

------------------------
(1) Assumes a market value of $9.50 per share, which was the last reported sale price on the American Stock Exchange on January 2, 1998.

(2)       As adjusted for the five-for-four stock split in June 1997.

(3)       Exercisable.

(4)       Unexercisable.

         Directors who are not employees of the Company are paid a fee of $10,000 per year for their services as directors. The fee is paid quarterly in shares of the Company's Common Stock valued at their closing price on the American Stock Exchange on the third business day following the release of sales and earnings for the preceding fiscal year. Under the Company's Stock Plan for Non-Employee Directors, such directors may elect to defer receipt of their shares, until after they leave the Board, by having them delivered to the trust established under the Plan.

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

         The Company's 1984 Incentive Stock Option Plan, which expired February 22, 1994, authorized the granting to key employees of options to purchase up to 643,981 shares (as adjusted for stock splits) of the Company's Common Stock. The purchase price of optioned shares is the fair market value of the Common Stock on the date of grant, and the maximum term of the options is ten years; in the case of options granted to employees who owned more than 10% of the outstanding Common Stock, however, the purchase price was 110% of the fair market value of the Common Stock on the date of grant and the term of the options is five years. The number of optioned shares and the purchase price per share are subject to adjustment for stock splits, stock dividends, reclassifications and the like.

         On April 3, 1995 the board of directors adopted, and on June 5, 1995 the stockholders approved, the Company's 1995 Incentive Stock Option Plan (the "1995 Plan") which has a term of ten years. The 1995 Plan authorizes the issuance of up to 416,665 shares (as adjusted for stock splits) of Common Stock pursuant to stock options granted to key employees of the Company. The purchase price of optioned shares must be the fair market value of the Common Stock on the date of grant, and the maximum term of the options is ten years; in the case of options granted to employees who own more that 10% of the outstanding Common Stock, however, the purchase price must be 110% of the fair market value of the Common Stock on the date of grant and the term of the option cannot exceed five years. The number of shares that may be issued under the 1995 plan, the number of optioned shares and the purchase price per share are subject to adjustment for stock splits, stock dividends, reclassifications and the like.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information concerning the common stockholding at March 13, 1998 of the directors and named executive officers of the Company, and the directors and executive officers as a group, is set forth in the following table. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares listed.

Name or Group                        Shares Beneficially Owned   Percent of Class(1)
-------------                        -------------------------   --------------------
William A. Bassett                           289,709(2)                   9.50%
Michael K. Solomon                            76,961(3)                   2.60%
Jerome B. Lieber                              10,965(4)(5)              ------
Joseph N. Ellis                                2,000(5)                 ------
William H. Allen, Jr.                          4,000(5)                 ------
Ellen Downey                                   1,250(5)                 ------
Thomas L. Dusthimer                            1,000(5)                 ------
All directors and executive officers
as a group                                   385,885(6)                  12.50%

----------------------------

(1) Shares which the named stockholder has the right to acquire within 60 days are deemed outstanding for the purpose of computing that stockholder's percentage.

(2) Includes 124,997 optioned shares which may be acquired within 60 days and 5,016 shares held as Trustee of the trust established under the Company's Stock Plan for Non-Employee Directors (the "Trust"). Mr. Bassett disclaims beneficial ownership of the shares he holds as Trustee.

(3)      Includes 35,329 optioned shares, which may be acquired within 60 days.

(4) Includes 4,033 shares held in a charitable trust as to which Mr. Lieber disclaims beneficial ownership.

(5)      Excludes shares held in the Trust for his or her account.

(6)      Includes 160,326 optioned shares, which may be acquired within 60 days.

         Coury Investments, Ltd., a real estate and securities investment limited partnership organized in Florida, informed the Company in mid-1993 that it then beneficially owned 180,000 shares of the Company's Common Stock. The Company has no further information regarding Coury's ownership of Common Stock.

         FMR Corp. of Boston, Massachusetts, has furnished the Company a copy of its Schedule 13G dated February 14, 1998 in which it reported that as of December 31, 1997 Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, had sole investment power with respect to 302,332 shares (10.31%) of the Company's Common Stock.

         First Manhattan Co. of New York, New York has furnished the Company a copy of its Schedule 13G dated February 9, 1998 in which it reported beneficial ownership of a total of 189,675 shares (6.47%) of the Company's Common Stock including sole power to vote and dispose of 6,250 shares, shared power to vote 175,386 shares and shared power to dispose of 183,425 shares. First Manhattan is a registered broker-dealer and investment adviser.

         Heartland Advisors, Inc. of Milwaukee, Wisconsin, a registered investment adviser, has furnished the Company a copy of its Schedule 13G dated January 23, 1998 in which it reported that it had sole voting and dispositive power with respect to 250,000 shares (8.53%) of the Company's common stock.

Item 13.  Certain Relationships and Related Transactions.

         In September 1997, the Company bought 21,702 shares of the Company's Common Stock from the President, William A. Bassett, for $211,595 to aid Mr. Bassett in the payment of taxes resulting from the exercise of stock options.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      The following documents are filed as a part of this report:
                  ----------------------------------------------------------

                  Financial Statements and Schedules
                  ----------------------------------

                  (1)   Report of Independent Certified Public Accountants

                  (2) Consolidated Balance Sheet - January 3, 1998 and December 28, 1996

                  (3) Consolidated Statement of Earnings for the three fiscal years ended January 3, 1998

                  (4) Consolidated Statement of Stockholder's Equity for the three fiscal years ended January 3, 1998

                  (5) Consolidated Statement of Cash Flows for the three fiscal years ended January 3, 1998

                  (6)   Notes to the Consolidated Financial Statements

                  (7) Report of Independent Certified Public Accountants on Financial Statement Schedule

                  Schedule VIII - Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not required or are inapplicable or the information is included in the financial statements or notes thereto.

         Exhibits
         --------

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

         10H.2 Lease Modification Agreement dated September 30, 1996 regarding Exhibit 10H, filed as Exhibit 10H.2 to Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

         10K.1 1984 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10K.1 to Form 10-Q for the quarter ended October 3, 1987 and incorporated herein by reference.*

         10M.1 Medical and Dental Reimbursement Plan, as amended to date, filed as Exhibit 10M.1 to Form 10-K for the fiscal year ended January 3, 1987 and incorporated herein by reference.*

         10T Employment Agreement dated August 2, 1994 between the registrant and William Bassett, filed as Exhibit 10T to Form 10-Q for the quarter ended July 2, 1994 and incorporated herein by reference.*

         10U 1995 Incentive Stock Option Plan, filed as Exhibit 10U to Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.*

         10V Purchase and Sale Agreement dated March 14, 1997 between the registrant and Specialty Window Coverings Corp. filed as
                  Exhibit 10V to Form 10-K for the fiscal year ended December 28, 1996, and incorporated herein by reference.

         10W Stock Plan for Non-employee Directors and related Grantor Trust Agreement, filed as Exhibit 10W to Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.*

         11M Statement re computation of diluted income per share, filed herewith.

         24E      Consent of Accountants, filed herewith.

         27D      Financial Data Schedule, filed herewith.

         -----------------------
         *Management contract or compensatory plan.


         (b)      Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the last quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  DECORATOR INDUSTRIES, INC.
                                                         (Registrant)


                                                  By:   /s/ Michael K. Solomon
                                                     ---------------------------
                                                            Michael K. Solomon
                                                             Vice President

Dated:   March 20, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                                  Title                            Signature                        Date
----                                  -----                            ---------                        ----
William A. Bassett         Chairman, President,          /s/ William A. Bassett                  March 20, 1998
                           Chief Executive Officer and   ---------------------------------------
                           Director



Michael K. Solomon         Vice President, Treasurer,    /s/ Michael K. Solomon                  March 20, 1998
                           Principal Financial and       ---------------------------------------
                           Accounting Officer,
                           And Director


                                                         /s/ Jerome B. Lieber
Jerome B. Lieber           Director                                                              March 20, 1998
                                                         ---------------------------------------
                                                         /s/ Joseph N. Ellis
Joseph N. Ellis            Director                                                              March 20, 1998
                                                         ---------------------------------------
                                                         /s/ William H. Allen, Jr.
William H. Allen, Jr.      Director                                                              March 20, 1998
                                                         ---------------------------------------
                                                         /s/ Ellen Downey
Ellen Downey               Director                                                              March 20, 1998
                                                         ---------------------------------------
                                                         /s/ Thomas Dusthimer
Thomas Dusthimer           Director                                                              March 20, 1998
                                                         ---------------------------------------


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Stockholders
Decorator Industries, Inc.

         We have audited the accompanying balance sheet of Decorator Industries, Inc. as of January 3, 1998 and December 28, 1996 and the related statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decorator Industries, Inc. as of January 3, 1998 and December 28, 1996, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.

                                              LOUIS PLUNG & COMPANY, LLP
                                              Certified Public Accountants




Pittsburgh, Pennsylvania
February 20, 1998

                           DECORATOR INDUSTRIES, INC.
                                  BALANCE SHEET

                                                                                    Fiscal Year End
                                ASSETS                                        1997                   1996
                                ------                                        ----                   ----
Current Assets:
    Cash and Cash Equivalents                                                $3,157,861             $4,714,356
    Short-term Investments                                                    2,006,882              2,539,613
    Accounts Receivable, less allowance for
        doubtful accounts ($218,018 and $232,302)                             3,643,503              2,972,572
    Inventories                                                               4,578,381              3,083,004
    Other Current Assets                                                        256,425                333,269
                                                                        ---------------        ---------------
Total Current Assets                                                         13,643,052             13,642,814
                                                                        ---------------        ---------------

Property and Equipment:
    Land, Buildings & Improvements                                            2,182,228              2,355,013
    Machinery, Equipment, Furniture and Fixtures                              3,500,122              3,042,968
                                                                        ---------------        ---------------
Total Property and Equipment                                                  5,682,350              5,397,981
    Less:  Accumulated Depreciation and Amortization                          2,208,956              2,249,848
                                                                        ---------------        ---------------
Net Property and Equipment                                                    3,473,394              3,148,133
                                                                        ---------------        ---------------
Goodwill, less accumulated
    amortization of $963,466 and $874,224                                     3,010,422              1,402,818
Other Assets                                                                    174,400                200,592
                                                                        ---------------        ---------------
Total Assets                                                                $20,301,268            $18,394,357
                                                                        ===============        ===============


                  LIABILITIES & STOCKHOLDERS' EQUITY
                  ----------------------------------
Current Liabilities:
    Accounts Payable                                                         $3,114,661             $2,624,553
    Current Maturities of Long-term Debt                                         42,423                 41,685
    Accrued Expenses:
        Income Taxes                                                             ------                 63,397
        Compensation                                                          1,323,276              1,443,921
        Other                                                                   756,442                465,423
                                                                        ---------------        ---------------
Total Current Liabilities                                                     5,236,802              4,638,979
                                                                        ---------------        ---------------

Long-Term Debt                                                                  506,169                549,433
Deferred Income Taxes                                                           211,000                195,000
                                                                        ---------------        ---------------
Total Liabilities                                                             5,953,971              5,383,412
                                                                        ---------------        ---------------

Stockholders' Equity
    Common stock $.20 par value: Authorized shares, 5,000,000;
       Issued shares, 3,463,840 and 2,725,462                                   692,794                545,095
    Paid-in Capital                                                           1,513,280              1,546,152
    Retained Earnings                                                        14,588,269             12,478,624
                                                                        ---------------        ---------------
                                                                             16,794,343             14,569,871
    Less:  Treasury stock, at cost:  554,100 and 369,087 shares               2,447,046              1,558,926
                                                                        ---------------        ---------------
Total Stockholders' Equity                                                   14,347,297             13,010,945
                                                                        ---------------        ---------------
Total Liabilities and Stockholders' Equity                                  $20,301,268            $18,394,357
                                                                        ===============        ===============



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                              STATEMENT OF EARNINGS

                                                                         For the Fiscal Year Ended
                                                                         -------------------------
                                                                1997                  1996                   1995
                                                                ----                  ----                   ----
Net Sales                                                    $43,395,923           $38,649,687           $34,207,259
Cost of Products Sold                                         32,736,117            28,626,094            25,760,666
                                                      ------------------    ------------------   -------------------
Gross Profit                                                  10,659,806            10,023,593             8,446,593
Selling and Administrative Expenses                            6,303,975             5,611,222             4,961,007
                                                      ------------------    ------------------   -------------------
Operating Income                                               4,355,831             4,412,371             3,485,586
Other Income (Expense):
    Interest and Investment Income                               344,559               305,370               420,329
    Interest Expense                                             (24,133)              (38,521)              (47,237)
                                                      ------------------    ------------------   -------------------
Earnings Before Income Taxes                                   4,676,257             4,679,220             3,858,678
Provision for Income Taxes                                     1,641,000             1,614,000             1,444,000
                                                      ------------------    ------------------   -------------------
Income from Continuing Operations                              3,035,257             3,065,220             2,414,678
Loss on Discontinued Operations, less
    applicable income tax of $83,000                            (136,918)               ------                ------
                                                      ------------------    ------------------   -------------------
Net Income                                                    $2,898,339            $3,065,220            $2,414,678
                                                      ==================    ==================   ===================

Earnings Per Share:
    Continuing Operations                                          $1.03               $1.05 *               $0.75 *
                                                                   =====               =====                 =====
    Basic                                                          $0.98               $1.05 *               $0.75 *
                                                                   =====               =====                 =====
    Diluted                                                        $0.92               $0.98 *               $0.70 *
                                                                   =====               =====                 =====

Average Number of Shares Outstanding:
    Basic                                                      2,971,870           2,917,464 *           3,231,960 *
    Diluted                                                    3,174,704           3,139,512 *           3,487,721 *



* Restated to reflect the five-for-four stock split effective June 13, 1997 and the four-for-three stock split effective June 17, 1996.


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   COMMON             PAID-IN            RETAINED            TREASURY
                                    STOCK             CAPITAL            EARNINGS              STOCK               TOTAL
                                   ------             -------            --------            --------              -----
Balance at
December 31, 1994                   $522,717          $1,619,828         $10,332,610        $(1,153,109)         $11,322,046

Transactions for 1995
    Net Profit                                                             2,414,678                               2,414,678

    Issuance of stock for
    exercise of options                6,256              60,903                                (11,019)              56,140

    Stock option tax
    benefit                                               11,454                                                      11,454

    Purchase of common
    stock for treasury                                                                       (2,138,141)         (2,138,141)

    Dividends paid                                                         (518,423)                               (518,423)

                            ----------------   -----------------  ------------------  ------------------  ------------------
Balance at
December 30, 1995                   $528,973          $1,692,185         $12,228,865        $(3,302,269)         $11,147,754

Transactions for 1996
    Net Profit                                                             3,065,220                               3,065,220

    Issuance of stock for
    exercise of options               16,122             148,890                                                     165,012

    Stock option tax
    benefit                                               18,000                                                      18,000

    Purchase of common
    stock for treasury                                                                         (769,829)           (769,829)

    Dividends paid                                                         (613,922)                               (613,922)

    Record stock split                                 (312,923)         (2,201,539)           2,513,172             (1,290)

                            ----------------   -----------------  ------------------  ------------------  ------------------
Balance at
December 28, 1996                   $545,095          $1,546,152         $12,478,624        $(1,558,926)         $13,010,945

Transactions for 1997
    Net Profit                                                             2,898,339                               2,898,339

    Issuance of stock for
    exercise of options                9,273              61,356                                                      70,629

    Issuance of stock for
    directors compensation                                19,330                                  15,539              34,869

    Stock option tax
    benefit                                               26,000                                                      26,000

    Purchase of common
    stock for treasury                                                                         (903,659)           (903,659)

    Dividends paid                                                         (788,694)                               (788,694)

    Record stock split               138,426           (139,558)                                                     (1,132)

                            ----------------   -----------------  ------------------  ------------------  ------------------
Balance at
January 3, 1998                     $692,794          $1,513,280         $14,588,269        $(2,447,046)         $14,347,297
                            ================   =================  ==================  ==================  ==================

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS


                                                                                    For the Fiscal Year Ended
                                                                                    -------------------------
                                                                         1997                1996                  1995
                                                                         ----                ----                  ----
Cash Flows From Operating Activities:
    Net Income                                                          $2,898,339         $3,065,220            $2,414,678
    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
        Depreciation and Amortization                                      517,258            412,172               380,100
        Provision for Losses on Accounts Receivable                        (4,000)             40,000                72,374
        Deferred Taxes                                                      72,000             43,000                40,000
        (Gain) Loss on Disposal of Assets                                    6,849              (264)                 (623)
    Increase (Decrease) from Changes in:
        Accounts Receivable                                                 25,210          (236,533)             (148,611)
        Inventory                                                        (951,927)           (77,621)             (248,624)
        Short-term Investments                                             532,731        (2,525,006)             2,131,725
        Prepaid Expenses                                                    20,844              9,104              (28,103)
        Other Assets                                                      (33,808)            153,981              (18,914)
        Accounts Payable                                                   490,109          (126,777)               366,474
        Accrued Expenses                                                   106,977            259,280             (252,875)
                                                                 -----------------    ---------------       ---------------
Net Cash Provided by Operating Activities                                3,680,582          1,016,556             4,707,601
                                                                 -----------------    ---------------       ---------------

Cash Flows From Investing Activities:
    Capital Expenditures                                                 (537,555)          (418,557)             (462,704)
    Proceeds from Property Dispositions                                    125,827              5,609                33,477
    Note Receivable                                                         80,000             80,000                80,000
    Net Cash Paid for Acquisition                                      (3,300,096)             ------             (471,926)
                                                                 -----------------    ---------------       ---------------
Net Cash Used in Investing Activities                                  (3,631,824)          (332,948)             (821,153)
                                                                 -----------------    ---------------       ---------------

Cash Flows From Financing Activities:
    Long-term Debt Payments                                               (43,264)           (36,997)              (53,740)
    Dividend Payments                                                    (788,694)          (613,922)             (518,423)
    Proceeds from Exercise of Stock Options                                 35,002            165,012                56,139
    Cash in Lieu of Fractional Shares                                      (1,132)            (1,288)                ------
    Issuance of Stock for Director's Compensation                           34,869             ------                ------
    Stock Option Tax Benefit                                                26,000             18,000                11,454
    Purchase of Common Stock for Treasury                                (868,034)          (769,829)           (2,138,141)
                                                                 -----------------    ---------------       ---------------
Net Cash Used in Financing Activities                                  (1,605,253)        (1,239,024)           (2,642,711)
Net Increase (Decrease) in Cash and Cash Equivalents                   (1,556,495)          (555,416)             1,243,737
Cash and Cash Equivalents at Beginning of Year                           4,714,356          5,269,772             4,026,035
                                                                 -----------------    ---------------       ---------------
Cash and Cash Equivalents at End of Period                              $3,157,861         $4,714,356            $5,269,772
                                                                 =================    ===============       ===============

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
    Interest                                                               $26,893            $29,393               $43,899
    Income Taxes                                                        $1,534,242         $1,568,476            $1,460,794


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Company and all subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Fiscal Year
         -----------

         The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in every sixth year containing 53 weeks. Fiscal year 1997 was a 53-week year ending January 3, 1998; 1996 and 1995 were 52-week periods ending December 28, 1996, and December 30, 1995.

         Inventories
         -----------

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

         Property and Depreciation
         -------------------------

         Buildings and equipment are stated at cost, and depreciated on both straight-line and accelerated methods over estimated useful lives. Leasehold improvements are capitalized and amortized over the assets' estimated useful lives or remaining terms of leases, if shorter. Equipment is depreciated over 3-10 years, buildings over 20-30 years and leasehold improvements over 5-10 years.

         Excess of Cost over Net Assets Acquired
         ---------------------------------------

         The excess of investment costs over the fair value of net assets related to the acquisitions of Haleyville Manufacturing (1973), Liberia Manufacturing (1985), Paragon Interiors (1995), Specialty Windows
         (1997) and Southern Interiors (1997) are being amortized over a period of 40 years. Amortization of $89,242 was charged to income during fiscal year ended January 3, 1998, $58,786 in fiscal year ended December 28, 1996, and $56,417 in fiscal year ended December 30, 1995.

         The Company evaluates the impairment of goodwill on the basis of whether goodwill is recoverable from the projected undiscounted net income before goodwill amortization of the related assets.

         Reclassification
         ----------------

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Cash and Cash Equivalents
         -------------------------

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------

         Cash and cash equivalents consist of the following:

                                                 1997               1996
                                                 ----               ----
                 General Funds                 $   246,400        $1,166,347
                 Demand Notes                    2,845,000         2,805,000
                 Repurchase agreements              66,461           743,009
                                           ---------------   ---------------
                                                $3,157,861        $4,714,356
                                           ===============   ===============

         The demand notes are guaranteed by letters-of-credit.

         Short-term Investments
         ----------------------

         Short-term investments are categorized as trading securities. The estimated fair values of the company's trading securities, which are the amounts reflected in the balance sheet, are based on quoted market prices. An unrealized gain of $70,969 is included in income for the year ended January 3, 1998 compared to an unrealized gain of $25,204 for the year ended December 28, 1996.

         Deferred Income Taxes
         ---------------------

         The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.

         Credit Risk
         -----------

         The Company sells into two different markets, each primarily, on thirty-day terms. Within each market, the company's customers are spread over a wide geographic area. As such the Company believes, that it does not have an abnormal concentration of credit risk within any one market or any one geographic area.

         Estimates
         ---------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

         Fair Value of Financial Instruments
         -----------------------------------

         Marketable securities are carried at fair value. All other financial instruments are carried at amounts believed to approximate fair value.

         Stock Split
         -----------

         The Company declared a five-for-four stock split effective June 13, 1997. Per share and share data have been adjusted to reflect this stock split.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------

         Earnings Per Share
         ------------------

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" in 1997. SFAS No. 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS No. 128, basic EPS is calculated by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. SFAS No. 128 was required to be adopted by the Company in its year-end 1997 Annual Report, and earnings per share for prior periods have been restated in accordance with SFAS No. 128. See note 10 "Earnings Per Share" for computation of EPS.

         Recent Accounting Developments
         ------------------------------

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting the components of comprehensive income and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which replaces existing segment disclosure requirements and requires reporting certain financial information regarding operating segments on the basis used internally by management to evaluate segment performance. The Company is not currently affected by SFAS No. 130 but will adopt SFAS No. 131 at the year-end 1998. These statements will affect disclosure and presentation in the financial statements but will have no impact on the Company's financial position, liquidity, cash flows or results of operations.

(2)      ACQUISITIONS AND DIVESTITURES
         -----------------------------

         As of March 15, 1997, the Company acquired the business and certain assets of Specialty Window Coverings Corp. for $2,455,783 and future consideration, not to exceed $2 million, based on Specialty's earnings over the two years ending April 3, 1999. Specialty is an Elkhart, Indiana based manufacturer of pleated shades for the recreational vehicle market.

         As of May 12, 1997, the Company acquired the business and certain assets of Southern Interiors, Inc. for $844,313 and future consideration, not to exceed $500,000, based on Southern's sales over the three years ending July 1, 2000. Southern is located in Memphis, Tennessee and manufactures draperies for the hospitality market from fabric supplied by its customers, largely hotel design and supply firms.

         These acquisitions have been included in the consolidated financial statements from the dates of acquisition. They have been accounted for as a purchase. In each case, the purchase price has been allocated to the underlying assets based upon their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") is $1,260,328 and $436,517 respectively, which is being amortized over 40 years.

         In December 1997 the Company decided to discontinue the manufacturing and sale of products for the retail market. This resulted in an after-tax loss of $136,918 on net sales of $412,492.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(3)      INVENTORIES
         -----------

         Inventories consisted of the following classifications:
                                                    1997              1996
                                                    ----              ----
                 Raw materials & supplies          $4,343,132        $2,854,066
                 In process & finished goods          235,249           228,938
                                              ---------------   ---------------
                                                   $4,578,381        $3,083,004
                                              ===============   ===============

(4)      LEASES
         ------

         The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the Company bears the cost of maintenance and repairs and other operating expenses. Rent expense was $361,558 in 1997, $248,286 in 1996 and $209,958 in 1995.

         Commitments under these leases extend through November 2006 and are as follows:

                                         1998              $399,070
                                         1999              $281,114
                                         2000              $195,352
                                         2001              $139,034
                                         2002             $  65,804
                                   Thereafter              $198,582

(5)      COMMITMENTS
         -----------

         The Company has commitments under certain employment and non-compete agreements entered into with individuals in management positions. The commitments under these agreements are payable $339,000, $253,800 and $214,200, respectively, from 1998 through 2000 and $749,700 thereafter.

(6)      SIGNIFICANT CUSTOMERS
         ---------------------

         Sales to Fleetwood Enterprises accounted for 22.6%, 22.5% and 25.1% of Company sales in 1997, 1996 and 1995, respectively. Fleetwood operates in the manufactured housing and recreational vehicle industries. Sales to Champion Enterprises accounted for 14.2% of Company sales in 1997. Champion operates solely in manufactured housing. Purchasing decisions are made at each individual plant of these customers. The Company services many of these plants and considers each of the plants it services to be an independent customer.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(7)      LONG TERM-DEBT AND CREDIT ARRANGEMENTS
         --------------------------------------

          Long-term debt consists of the following:
                                                                                      1997                1996
                                                                                      ----                ----
          Note payable in monthly payments of $2,088 at 4% interest. Term is 15 years. This note is secured by the first mortgage on the Bloomsburg,
          PA building.                                                                $198,592            $215,372

          Bond payable in monthly installments through November 2008.  The interest rate is variable and is currently less than 4%.  This bond is
          secured by the Company's Bloomsburg, PA property.                            350,000             375,746
                                                                                  ------------       -------------
                                                                                       548,592             591,118
          Less amount due within one year                                               42,423              41,685
                                                                                  ------------       -------------
                                                                                      $506,169            $549,433
                                                                                  ============       =============

         Principal payments on long-term debt for the five years subsequent to January 3, 1998 are as follows:

                                            1998                       $42,423
                                            1999                       $43,133
                                            2000                       $43,871
                                            2001                       $44,640
                                            2002                       $45,440

(8)      STOCK OPTIONS
         -------------

         At January 3, 1998, the Company had options outstanding under two fixed stock option plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two fixed stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of FASB 123, the Company's net income and earning per share would have been reduced to the pro forma amounts indicated below:
                                              1997          1996         1995
                                              ----          ----         ----
          Pro forma net income             $2,844,631    $3,007,470   $2,414,678
          Pro forma earnings per share:
              Basic                           $0.96        $1.03         $0.75
              Diluted                         $0.90        $0.96         $0.70

         During the initial phase-in period of FASB 123 the pro forma disclosure may not be representative of the impact on the net income in future years.

         Under the 1984 Incentive Stock Option Plan, which expired in 1994, the Company granted options to its employees for 643,981 shares (as adjusted for stock splits). Under the 1995 Incentive Stock Option Plan, the company may grant options to its key employees for up to 416,665 (as adjusted for stock splits) shares of common stock. Under both plans, the exercise price of the option equals the fair market price of the Company's stock on the date of the grant and an option's maximum term is 10 years. During 1996, options to purchase 208,328 (as

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(8)      STOCK OPTIONS (Continued)
         -------------------------

         adjusted for stock splits) shares under the 1995 Incentive stock Option Plan were granted. During 1997, an additional 6,250 shares were optioned under the 1995 Plan. The options granted in 1997 and 1996 vest 20% each year starting with the date of the grant.

         The fair value of each option grant is estimated on the date of grant using the Flexible Binomial options-pricing method with the following weighted-average assumptions used for the grants in 1997, 1996 and 1995, respectively: dividend yield of 3.6 percent for all years; expected volatility of 40.6 percent for all years; risk-free interest rate of 6.4 percent for all years; and expected life of 3.7 years for all grants.

         A summary of the status of the Company's outstanding stock options as of January 3, 1998, December 28, 1996 and December 30, 1995, and changes during the years ending on those dates is presented below:

                                                        1997                     1996                     1995
                                                        ----                     ----                     ----
                                                           Exercise                  Exercise                 Exercise
                                               Shares(1)   Price(2)     Shares(1)    Price(2)    Shares(1)    Price(2)
                                               --------    --------   -----------    --------    ---------    --------
         Outstanding at beginning of year       406,570      $3.86       323,692       $1.49      394,150      $1.45
         Granted                                  6,250      $9.10       208,328       $6.00         ----       ----
         Exercised                              (55,184)     $1.28      (125,450)      $1.31      (70,458)     $1.25
         Forfeited                              (18,337)     $6.03         -----        ----        -----       ----
                                           ------------              -----------               ----------
         Outstanding at year-end                339,299      $4.25       406,570       $3.86      323,692      $1.49

         Options exercisable at year-end        219,303                  239,907                  323,692
         Weighted-average fair value of
         options granted during the year          $2.10                    $2.10

         The following information applies to fixed stock options outstanding at January 3, 1998:

                  Number outstanding (1)                          339,299
                  Range of exercise prices                        $.71 to $9.10
                  Weighted-average exercise price                 $4.25
                  Weighted-average remaining contractual life     6.7 years

         -----------------------

         (1) As adjusted for the four-for-three stock split in June 1996 and the five-for-four stock split in June 1997.

         (2) Based on the weighted-average exercise price.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(9)      INCOME TAXES
         ------------

         A summary of income taxes from continuing operations is as follows:

                           1997                 1996               1995
                           ----                 ----               ----
          Current:
             Federal      $1,322,000          $1,350,000         $1,169,000
             State           247,000             221,000            235,000
          Deferred            72,000              43,000             40,000
                       -------------    ----------------   ----------------

          Total           $1,641,000          $1,614,000         $1,444,000
                       =============    ================   ================

         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax liability relate to the following:

                                                                          1997        1996
                                                                          ----        ----
          Property and equipment, due to differences in depreciation    $187,000    $166,000
          Installment sale of land & building                             12,500      29,000
          Inventories, due to additional cost
              recorded for income tax purposes                           (13,000)    (11,000)
          Accounts receivable, due to allowance
              for doubtful accounts                                      (83,000)    (88,000)
          Accrued liabilities, due to expenses not yet
              deductible for income tax purposes                          27,500     (37,000)
                                                                      ----------  ----------

          Net deferred income tax liability                             $131,000     $59,000
                                                                      ==========  ==========

         The net deferred income tax liability is presented in the balance sheets as follows:

                                                      1997              1996
                                                      ----              ----
          Current Asset                             $  80,000          $136,000
          Long-term Liability                         211,000           195,000

         The effective income tax rate varied from the statutory Federal tax rate as follows:

                                               1997      1996       1995
                                               ----      ----       ----
          Federal statutory rate               34.0%    34.0%      34.0%
          State income taxes, net of
              federal income tax benefit        3.8      3.3        4.2
          Other                                (2.7)    (2.8)      (0.8)
                                               -----    -----      -----
          Effective income tax rate            35.1%    34.5%      37.4%
                                               =====    =====      =====

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(10)     EARNINGS PER SHARE
         ------------------

         In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                             1997                  1996                  1995
                                                             ----                  ----                  ----
          Numerator:
              Net income                                      $2,898,339            $3,065,220           $2,414,678
                                                      ==================    ==================    =================
          Denominator:
              Weighted-average number of                       2,971,870             2,917,464            3,231,960
              common shares outstanding

              Dilutive effect of                                 202,834               222,048              255,761
              stock options on net income
                                                      ------------------    ------------------    -----------------

                                                               3,174,704             3,139,512            3,487,721
                                                      ==================    ==================    =================

          Diluted earnings per share:                              $0.92                 $0.98                $0.70
                                                                   =====                 =====                =====


(11)    QUARTERLY FINANCIAL INFORMATION
         -------------------------------

                                               First           Second            Third           Fourth
           1997                               Quarter          Quarter          Quarter          Quarter           Year
           ----                               -------          -------          -------          -------           ----
           Net Sales                          $9,386,543      $11,777,358     $11,051,332      $11,180,690     $43,395,923
           Gross Profit                       $2,464,389       $2,968,229      $2,545,621       $2,681,567     $10,659,806
           Net Income                           $702,606         $879,544        $636,223         $679,966      $2,898,339
           Earnings Per
           Common Share:
               Continuing Operations               $0.24            $0.30           $0.25            $0.24           $1.03
               Basic                               $0.24            $0.29           $0.21            $0.24           $0.98
               Diluted                             $0.22            $0.28           $0.20            $0.22           $0.92
           Average Common
           Shares Outstanding:
               Basic                           2,966,516        2,979,651       2,987,613        2,952,662       2,971,870
               Diluted                         3,195,086        3,174,203       3,191,696        3,137,832       3,174,704

                                               First           Second             Third           Fourth
           1996                               Quarter          Quarter           Quarter          Quarter           Year
           ----                               -------          -------           -------          -------           ----
           Net Sales                          $9,439,498      $10,540,139      $9,601,465       $9,068,585     $38,649,687
           Gross Profit                       $2,336,564       $2,833,395      $2,539,800       $2,313,834     $10,023,593
           Net Income                           $622,726         $910,548        $813,487         $718,459      $3,065,220
           Earnings Per
           Common Share:
               Basic                               $0.22            $0.31           $0.28            $0.24           $1.05
               Diluted                             $0.20            $0.30           $0.25            $0.23           $0.98
           Average Common
           Shares Outstanding:
               Basic                           2,884,856        2,908,738       2,932,451        2,943,663       2,917,464
               Diluted                         3,102,789        3,098,126       3,179,924        3,177,210       3,139,512


                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------




The Board of  Directors
  and Stockholders
Decorator Industries, Inc.


         The audit referred to in our opinion dated February 20, 1998 of the financial statements as of January 3, 1998 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in item 14 (a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.





                                                LOUIS PLUNG & COMPANY, LLP
                                                Certified Public Accountants









Pittsburgh, Pennsylvania
February 20, 1998

                           DECORATOR INDUSTRIES, INC.
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


             COLUMN A                   COLUMN B                  COLUMN C                  COLUMN D         COLUMN E
                                                                 Additions
                                                           (1)               (2)
                                                         Charged to       Charged to
                                       Balance at          Costs            Other                          Balance at
                                       Beginning            And           Accounts        Deductions           End
Description                            of Period         Expenses         Described       Described         of Period
-----------                            ----------        ----------       ----------      ----------       ----------
DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

               1997                     $232,302          $(4,000)            -0-          $10,284(A)        $218,018

               1996                      229,722           40,000             -0-           37,420(A)         232,302

               1995                      199,659           72,374             -0-           42,311(A)         229,722

(A) Write-off bad debts