Form 10-Q
period 1998-04-04
DECORATOR INDUSTRIES INC
filed 1998-05-15
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                               25-1001433
         -------------------------------                  ------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)

   10011 Pines Blvd., Suite #201, Pembroke Pines, Florida         33024
   ------------------------------------------------------       ---------
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title of each class                  Outstanding at May 12, 1998
              -------------------                  ---------------------------
       Common Stock, Par Value $.20 Per Share              2,929,171*



*Includes 3,005 shares issuable upon surrender of the outstanding $.10 par Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
------    --------------------

                           DECORATOR INDUSTRIES, INC.
                                  BALANCE SHEET

                                                                              April 4, 1998           Jan. 3, 1998
                                                                              -------------          --------------
                                 ASSETS                                        (UNAUDITED)
Current Assets:
    Cash and Cash Equivalents                                                       $3,323,655           $3,157,861
    Short-term Investments                                                           1,617,630            2,006,882
    Accounts Receivable, less allowance for
        doubtful accounts ($237,160 and $218,018)                                    4,913,641            3,643,503
    Inventories                                                                      4,855,988            4,578,381
    Other Current Assets                                                               467,933              256,425
                                                                           --------------------    -----------------
Total Current Assets                                                                15,178,847           13,643,052
                                                                           --------------------    -----------------

Property and Equipment:
    Land, Buildings & Improvements                                                   2,182,228            2,182,228
    Machinery, Equipment, Furniture and Fixtures                                     3,648,046            3,500,122
                                                                           --------------------    -----------------
Total Property and Equipment                                                         5,830,274            5,682,350
    Less:  Accumulated Depreciation and Amortization                                 2,299,461            2,208,956
                                                                           --------------------    -----------------
Net Property and Equipment                                                           3,530,813            3,473,394
                                                                           --------------------    -----------------
Goodwill, less accumulated
    amortization of $988,769 and $963,466                                            2,985,119            3,010,422
Other Assets                                                                           289,031              174,400
                                                                           ====================    =================
Total Assets                                                                       $21,983,810          $20,301,268
                                                                           ====================    =================

                   LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                $4,240,254           $3,114,661
    Current Maturities of Long-term Debt                                                42,600               42,423
    Accrued Expenses:
        Income Taxes                                                                   470,047               ------
        Compensation                                                                   860,831            1,323,276
        Other                                                                          621,782              756,442
                                                                           --------------------    -----------------
Total Current Liabilities                                                            6,235,514            5,236,802
                                                                           --------------------    -----------------

Long-Term Debt                                                                         495,691              506,169
Deferred Income Taxes                                                                  211,000              211,000
                                                                           --------------------    -----------------
Total Liabilities                                                                    6,942,205            5,953,971
                                                                           --------------------    -----------------

Stockholders' Equity
    Common stock $.20 par value: Authorized shares, 5,000,000;
       Issued shares, 3,479,016 and 3,463,840                                          694,906              692,794
    Paid-in Capital                                                                  1,518,787            1,513,280
    Retained Earnings                                                               15,269,438           14,588,269
                                                                           --------------------    -----------------
                                                                                    17,483,131           16,794,343
    Less:  Treasury stock, at cost:  552,850 and 554,100 shares                      2,441,526            2,447,046
                                                                           --------------------    -----------------
Total Stockholders' Equity                                                          15,041,605           14,347,297
                                                                           --------------------
                                                                                                   =================
Total Liabilities and Stockholders' Equity                                         $21,983,810          $20,301,268
                                                                           ====================    =================

         The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)


                                                                            FOR THIRTEEN WEEKS ENDED:
                                                        -------------------------------------------------------------
                                                           April 4, 1998                      March 29, 1997
                                                           -------------                      --------------
Net Sales                                                $12,649,704      100.00%            $9,386,543      100.00%
Cost of Products Sold                                      9,663,191       76.39%             6,922,154       73.75%
                                                        -------------                 ------------------
Gross Profit                                               2,986,513       23.61%             2,464,389       26.25%
Selling and Administrative Expenses                        1,662,130       13.14%             1,429,942       15.23%
                                                        -------------                 ------------------
Operating Income                                           1,324,383       10.47%             1,034,447       11.02%
Other Income (Expense):
    Interest and Investment Income                            70,836        0.56%                92,162        0.98%
    Interest Expense                                          (3,324)      -0.03%              (11,003)       -0.12%
                                                        -------------                 ------------------
Earnings Before Income Taxes                               1,391,895       11.00%             1,115,606       11.89%
Provision for Income Taxes                                   512,000        4.05%               413,000        4.40%
                                                        -------------                 ------------------
Net Income                                                  $879,895        6.96%              $702,606        7.49%
                                                        =============                 ==================

Earnings Per Share:
    Basic                                                      $0.30                              $0.24  *
                                                               =====                              =====
    Diluted                                                    $0.28                              $0.22  *
                                                               =====                              =====

Weighted-Average Number of Shares Outstanding:
    Basic                                                  2,924,795                          2,966,516  *
    Diluted                                                3,108,160                          3,195,086  *



         * Restated to reflect the five-for-four stock split effective June 13, 1997.



         The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THIRTEEN WEEKS ENDED:
                                                                        -------------------------------------------
                                                                             April 4, 1998         March 29, 1997
                                                                             -------------         --------------
Cash Flows From Operating Activities:
    Net Income                                                                    $879,895                 $702,606
    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
        Depreciation and Amortization                                              134,270                  112,576
        Provision for Losses on Accounts Receivable                                 14,000                    5,000
        (Gain) Loss on Disposal of Assets                                            1,725                   ------
    Increase (Decrease) from Changes in:
        Accounts Receivable                                                     (1,284,138)                (492,373)
        Inventory                                                                 (277,607)                 264,065
        Short-term Investments                                                     389,252                  (45,333)
        Prepaid Expenses                                                          (211,508)                (145,370)
        Other Assets                                                              (114,631)                  (3,313)
        Accounts Payable                                                         1,125,593                  327,647
        Accrued Expenses                                                          (147,058)                (265,358)
                                                                       -------------------      --------------------
Net Cash Provided by Operating Activities                                          509,793                  460,147
                                                                       -------------------      --------------------

Cash Flows From Investing Activities:
    Capital Expenditures                                                          (168,111)                (111,664)
    Proceeds from Property Dispositions                                             ------                      500
    Note Receivable                                                                 20,000                   20,000
    Net Cash Paid for Acquisition                                                   ------                 (280,000)
                                                                       -------------------      --------------------
Net Cash Used in Investing Activities                                             (148,111)                (371,164)
                                                                       --------------------     --------------------

Cash Flows From Financing Activities:
    Long-term Debt Payments                                                        (10,301)                 (10,234)
    Dividend Payments                                                             (205,386)                (166,302)
    Proceeds from Exercise of Stock Options                                          7,619                   16,012
    Issuance of Stock for Director's Compensation                                   12,180                   ------
                                                                       --------------------      -------------------
Net Cash Used in Financing Activities                                             (195,888)                (160,524)
Net Increase (Decrease) in Cash and Cash Equivalents                               165,794                  (71,541)
Cash and Cash Equivalents at Beginning of Year                                   3,157,861                4,714,356
                                                                       -------------------       -------------------
Cash and Cash Equivalents at End of Period                                      $3,323,655               $4,642,815
                                                                       ====================      ===================

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
    Interest                                                                        $6,541                  $11,003
    Income Taxes                                                                   $31,897                  $34,045

Cash flows from Acquisition:
    Purchase Price                                                                  ------               $2,455,783
    Less: Deferred Portion of Purchase Price                                        ------              $(2,175,783)
    Cash Used for Acquisition                                                       ------                 $280,000


         The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 4, 1998, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended April 4, 1998 and March 29, 1997.

NOTE 2. The consolidated financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 3, 1998. The results of operations for the thirteen week periods ended April 4, 1998 and March 29, 1997 are not necessarily indicative of operating results for the full year.

NOTE 3.           INVENTORIES
                  -----------

                  Inventories at April 4, 1998 and January 3, 1998 consisted of the following:

                                                                April 4, 1998           January 3, 1998
                                                         --------------------       ---------------------
                            Raw Material
                            and Supplies                          $ 4,604,533                $ 4,343,132
                            In Process and
                            Finished Goods                            251,455                    235,249
                                                         =====================      =====================
                            Total Inventory                       $ 4,855,988                $ 4,578,381
                                                         =====================      =====================

NOTE 4.           EARNINGS PER SHARE
                  ------------------

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

                           DECORATOR INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              THIRTEEN WEEKS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                                   (UNAUDITED)

NOTE 5.           ACQUISITIONS
                  ------------

                  The company acquired, effective March 15, 1997, the business and certain assets of Specialty Window Coverings Corp., an Elkhart, Indiana based manufacturer of pleated shades for the recreational vehicle market. The purchase price was $2,455,783 and future consideration, not to exceed $2 million, based on Specialty's earnings over the two years ending April 3, 1999. The Company assumed no liabilities. Specialty continues to operate from its existing facilities, which were expanded from 20,000 to 35,000 square feet and which are leased from the former owners of Specialty. Specialty had net sales of approximately $5 million in 1996.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations.
         -------------

FINANCIAL CONDITION

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the First Quarter.

                                             April 4, 1998      January 3, 1998
                                             -------------      ---------------
              Current Ratio                       2:43               2:60
              Quick Ratio                         1:66               1:73
              LT Debt to Total Capital           3.46%               3.71%
              Working Capital                  $8,943,333         $8,406,250

Days sales outstanding in accounts receivable were 35.3 days at April 4, 1998 compared to 37.7 days at March 29, 1997. The Company is contemplating construction of a new facility to replace a leased facility. Such a facility would be funded with long-term debt. Cash and Short-Term Investments totaled $4,941,285 at April 4, 1998. Management does not foresee any events which will adversely affect its liquidity during 1998, and, further, the Company's financial condition is more than adequate to finance internal growth and any additional acquisitions of businesses.

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings and net sales dollars by market:

                                                    First            First
                                                   Quarter          Quarter
                                                     1998            1997
                                                     ----            ----
                      Earnings Ratios
                      ---------------
            Net sales                               100.0%           100.0%
            Cost of products sold                    76.4             73.8
            Selling and administrative               13.1             15.2
            Interest and investment income           (0.6)            (1.0)
            Interest expense                          0.0              0.1
            Income taxes                              4.1              4.4
            Net income                                7.0              7.5

                   Net Sales by Market (in thousands)
                   -------------------
            Manufactured housing                 $  5,202         $  4,573
            Recreational vehicles                   4,988            2,668
            Hospitality                             2,460            2,146
                                                 =============    ============
            Net sales - total                    $ 12,650         $   9,387
                                                 =============    ============

Thirteen Week Period Ended April 4, 1998, (First Quarter 1998) compared to Thirteen Week Period Ended March 29, 1997, (First Quarter 1997)
--------------------------------------------------------------

Net sales for the First Quarter 1998 were $12,649,704, compared to $9,386,543 for the same period the previous year, a 34.8% increase. Net sales to all markets reflected increases with the largest increase coming from sales to the recreational vehicle market. Sales from comparable operations accounted for $1,266,500, or almost 40%, of the increase; the remaining increase of $1,996,661 is attributed to the acquisitions made in 1997.

Cost of products sold increased to 76.4% in the First Quarter 1998 compared to 73.8% a year ago. The increase is the result of higher cost of products sold percentages attributable to the acquired businesses and from the higher costs associated with the growth of existing businesses.

Selling and administrative expenses were $1,662,130 in the First Quarter 1998 versus $1,429,942 in the First Quarter 1997. Most of the increase is attributable to the selling and administrative expenses of the acquired businesses.

Net income increased 25% to $879,895 from $702,606 for the same period a year ago. Basic earnings per share rose to 30 cents per share from 24 cents in the first quarter of last year. This increase in net income is mostly attributable to the increase in net sales.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

         (a)       Exhibits:
                   --------

                           27 - Financial data schedule, filed herewith.


         (b) No reports on Form 8-K were filed by the Company during the quarterly period ended April 4, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DECORATOR INDUSTRIES, INC.
                                                  (Registrant)



           Date: May 15, 1998              By: /s/  William A. Bassett
                 ------------                  ----------------------------
                                              William A. Bassett, President


           Date: May 15, 1998              By: /s/  Michael K. Solomon
                 ------------                  ----------------------------
                                           Michael K. Solomon, Treasurer