Form 10-Q
period 1998-07-04
DECORATOR INDUSTRIES INC
filed 1998-08-12
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1998

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

                              Yes X      No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of each class              Outstanding at August 7, 1998
         -------------------              -----------------------------
Common Stock, Par Value $.20 Per Share             3,663,026*






*Includes 3,756 shares issuable upon surrender of the outstanding $.10 par Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
------    --------------------

                           DECORATOR INDUSTRIES, INC.
                                  BALANCE SHEET

                                                                               July 4, 1998            Jan. 3, 1998
                                                                               ------------            ------------
                                 ASSETS                                         (UNAUDITED)
                                 ------
Current Assets:
    Cash and cash equivalents                                                       $3,107,885           $3,157,861
    Short-term investments                                                           2,063,225            2,006,882
    Accounts receivable, less allowance for
        doubtful accounts ($252,680 and $218,018)                                    4,853,022            3,643,503
    Inventories                                                                      5,653,595            4,578,381
    Other current assets                                                               371,773              256,425
                                                                           --------------------    -----------------
Total Current Assets                                                                16,049,500           13,643,052
                                                                           --------------------    -----------------

Property and equipment:
    Land, buildings & improvements                                                   2,198,510            2,182,228
    Machinery, equipment, furniture and fixtures                                     3,780,022            3,500,122
                                                                           --------------------    -----------------
Total property and equipment                                                         5,978,532            5,682,350
    Less:  accumulated depreciation and amortization                                 2,409,042            2,208,956
                                                                           --------------------    -----------------
Net property and equipment                                                           3,569,490            3,473,394
                                                                           --------------------    -----------------
Goodwill, less accumulated
    amortization of $1,015,654 and $963,466                                          3,344,015            3,010,422
Other assets                                                                           615,025              174,400
                                                                           --------------------    -----------------
Total Assets                                                                       $23,578,030          $20,301,268
                                                                           ====================    =================

                   LIABILITIES & STOCKHOLDERS' EQUITY
                   ----------------------------------
 Current Liabilities:
    Accounts payable                                                                $5,199,650           $3,114,661
    Current maturities of long-term debt                                                42,774               42,423
    Accrued expenses:
        Income taxes                                                                   109,124               ------
        Compensation                                                                 1,037,550            1,323,276
        Other                                                                          715,687              756,442
                                                                           --------------------    -----------------
Total Current Liabilities                                                            7,104,785            5,236,802
                                                                           --------------------    -----------------

Long-term debt                                                                         482,966              506,169
Deferred income taxes                                                                  229,000              211,000
                                                                           --------------------    -----------------
Total Liabilities                                                                    7,816,751            5,953,971
                                                                           --------------------    -----------------

Stockholders' Equity:
    Common stock $.20 par value: authorized shares, 10,000,000;
       issued shares, 4,343,160 and 3,463,840                                          694,906              692,794
    Paid-in capital                                                                  1,518,787            1,513,280
    Retained earnings                                                               15,983,592           14,588,269
                                                                           --------------------    -----------------
                                                                                    18,197,285           16,794,343
    Less:  Treasury stock, at cost: 689,500 and 554,100 shares                       2,436,006            2,447,046
                                                                           --------------------    -----------------
Total Stockholders' Equity                                                          15,761,279           14,347,297
                                                                           --------------------    -----------------
Total Liabilities and Stockholders' Equity                                         $23,578,030          $20,301,268
                                                                           ====================    =================

    The accompanying notes are an integral part of the financial statements.


                                          DECORATOR INDUSTRIES, INC.
                                            STATEMENT OF EARNINGS
                                                 (UNAUDITED)

                                      FOR THIRTEEN WEEKS ENDED:                              FOR TWENTY-SIX WEEKS ENDED:
                             ------------------------------------------------   ----------------------------------------------------
                               July 4, 1998              June 28, 1997                 July 4, 1998              June 28, 1997
                               ------------              -------------                 ------------              -------------
Net sales                    $13,709,226   100.00%     $11,777,358   100.00%        $26,358,930    100.00%     $21,163,901   100.00%
Cost of products sold         10,699,593    78.05%       8,809,129    74.80%         20,362,790     77.25%      15,731,283    74.33%
                             ------------           ---------------             ----------------            ---------------
Gross profit                   3,009,633    21.95%       2,968,229    25.20%          5,996,140     22.75%       5,432,618    25.67%
Selling and
Administrative expenses        1,686,503    12.30%       1,619,971    13.75%          3,348,633     12.70%       3,050,310    14.41%
                             ------------           ---------------             ----------------            ---------------
Operating income               1,323,130     9.65%       1,348,258    11.45%          2,647,507     10.04%       2,382,308    11.26%
Interest and
investment income                 78,651    -0.57%          83,894    -0.71%            149,486     -0.57%         176,042    -0.83%
Interest expense                  (2,878)    0.02%          (7,090)    0.06%             (6,203)     0.02%         (17,682)    0.08%
                             ------------           ---------------             ----------------            ---------------
Earnings before                1,398,903    10.20%       1,425,062    12.10%          2,790,790     10.59%       2,540,668    12.00%
income taxes
Provision for income taxes       487,000     3.55%         517,000     4.39%            999,000      3.79%         930,000     4.39%
                             ------------           ---------------             ----------------            ---------------
Income from
continuing operations            911,903     6.65%         908,062     7.71%          1,791,790      6.80%       1,610,668     7.61%

Loss on discontinued
operations, less applicable
income tax of $17,000             ------                  (28,518)     0.24%             ------                    (28,518)    0.13%
                             ------------           ---------------             ----------------            ---------------
Net income                      $911,903     6.65%        $879,544     7.47%         $1,791,790      6.80%      $1,582,150     7.48%
                             ============           ===============             ================            ===============

Earnings per share:
    Continuing operations          $0.25                     $0.25  *                     $0.49                      $0.44  *
                                   =====                     =====                        =====                      =====
    Basic                          $0.25                     $0.24  *                     $0.49                      $0.43  *
                                   =====                     =====                        =====                      =====
    Diluted                        $0.23                     $0.22  *                     $0.45                      $0.40  *
                                   =====                     =====                        =====                      =====

Weighted-average number of
  shares outstanding:
    Basic                      3,662,245                 3,724,564  *                 3,659,120                  3,716,355  *
    Diluted                    3,948,675                 3,967,754  *                 3,916,938                  3,980,806  *

  * Restated to reflect the five-for-four stock split effective July 21, 1998.


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR TWENTY-SIX WEEKS ENDED:
                                                                          July 4, 1998           June 28, 1997
                                                                          ------------           -------------
Cash Flows From Operating Activities:
    Net income                                                             $1,791,790               $1,582,150
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                         272,236                  242,831
        Provision for losses on accounts receivable                            26,000                  (15,000)
        Deferred taxes                                                        (21,000)                  ------
        (Gain) loss on disposal of assets                                      (2,644)                  ------
        (Increase) decrease in accounts receivable                         (1,235,519)              (1,066,220)
        (Increase) decrease in inventories                                 (1,075,214)                (476,004)
        (Increase) decrease in prepaid expenses                              (116,348)                (126,661)
        (Increase) decrease in other assets                                  (440,625)                 (41,947)
        Increase (decrease) in accounts payable                             2,084,989                1,661,433
        Increase (decrease) in accrued expenses                              (217,357)                  14,447
                                                                   -------------------      -------------------
Net Cash Provided by Operating Activities                                   1,066,308                1,775,029
                                                                   -------------------      -------------------

Cash Flows From Investing Activities:
    Capital expenditures                                                     (318,634)                (226,057)
    Proceeds from property dispositions                                         5,135                      800
    Short-term investments                                                    (56,343)                 (93,301)
    Note receivable                                                            40,000                   40,000
    Net cash paid for acquisitions                                           (385,781)              (3,263,720)
                                                                   -------------------     --------------------
Net Cash Used in Investing Activities                                        (715,623)              (3,542,278)
                                                                   -------------------     --------------------

Cash Flows From Financing Activities:
    Long-term debt payments                                                   (22,852)                 (20,834)
    Dividend payments                                                        (410,428)                (375,974)
    Cash in lieu of fractional shares                                          ------                   (1,064)
    Proceeds from exercise of stock options                                     7,619                   19,179
    Issuance of stock for director's compensation                              25,000                    9,819
                                                                   -------------------      -------------------
Net Cash Used in Financing Activities                                        (400,661)                (368,874)
Net (decrease) in cash and cash equivalents                                   (49,976)              (2,136,123)
Cash and cash equivalents at beginning of year                              3,157,861                4,714,356
                                                                   -------------------      -------------------
Cash and Cash Equivalents at End of Period                                 $3,107,885               $2,578,233
                                                                   ===================      ===================

Supplemental disclosures of cash flow information:
Cash paid for:
    Interest                                                                  $17,828                  $18,093
    Income taxes                                                             $900,820                 $706,883

Cash flows from acquisitions:
    Purchase price                                                           $385,781               $3,300,096
    Less: deferred portion of purchase price                                   ------                 ($36,376)
    Cash used for acquisitions                                               $385,781               $3,263,720


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              TWENTY-SIX WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997
                                   (UNAUDITED)


NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 4, 1998, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended July 4, 1998 and June 28, 1997.

NOTE 2. The consolidated financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 3, 1998. The results of operations for the twenty-six week periods ended July 4, 1998 and June 28, 1997 are not necessarily indicative of operating results for the full year.

NOTE 3.           INVENTORIES
                  -----------

                  Inventories at July 4, 1998 and January 3, 1998 consisted of the following:

                                                             July 4, 1998              January 3, 1998
                                                         --------------------       ---------------------
                            Raw Material
                            and Supplies                          $ 5,409,229                $ 4,343,132
                            In Process and
                            Finished Goods                            244,366                    235,249
                                                         =====================      =====================
                            Total Inventory                       $ 5,653,595                $ 4,578,381
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

                           DECORATOR INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              TWENTY-SIX WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997
                                   (UNAUDITED)


NOTE 5.           ACQUISITIONS
                  ------------

                  The cash payments for acquisitions of $385,781 represents the additional consideration due for the acquisitions of Specialty Window Coverings and Southern Interiors, Inc., which were made in March 1997 and May 1997, respectively. Additional consideration may be due Specialty after April 3, 1999 and Southern after July 1, 1999 and July 1, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations.
         --------------

FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the First Quarter.

                                                           July 4, 1998             January 3, 1998
                                                           ------------             ---------------
                    Current Ratio                              2:26                      2:60
                    Quick Ratio                                1:46                      1:73
                    LT Debt to Total Capital                   3.01%                     3.71%
                    Working Capital                         $8,944,715                $8,406,250

The Company is preparing to construct a new facility in Goshen, Indiana to replace a leased facility. This facility will be funded with long-term debt. The expansion of the Bloomsburg, Pennsylvania facility will be finalized in the third quarter. This expansion has been funded by working capital. Cash and Short-term Investments totaled $5,171,110 at July 4, 1998. Inventories have increased by $1,075,214 during 1998. The increase results in part from the inventory required to support the higher revenues and also from seasonal requirements. Management expects these inventories to be somewhat reduced by year end. Management does not foresee any events which will adversely affect its liquidity during 1998, and, further, the Company's financial condition is more than adequate to finance internal growth and any additional acquisitions of businesses.

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings and net sales dollars by market:

                                                                  Second         26         Second         26
                                                                  Quarter       Weeks       Quarter       Weeks
                                                                   1998         1998         1997         1997
                                                                   ----         ----         ----         ----
                                Earnings Ratios
                                ---------------
                    Net sales                                     100.0%       100.0%       100.0%       100.0%
                    Cost of products sold                          78.0         77.3         74.8         74.3
                    Selling and administrative                     12.3         12.7         13.7         14.4
                    Interest and investment income                 (0.6)        (0.6)        (0.7)        (0.8)
                    Interest expense                                0.0          0.0          0.1          0.1
                    Income taxes                                    3.6          3.8          4.4          4.4
                    Income from continuing operations               6.7          6.8          7.7          7.6
                    Loss on discontinued operations                                           0.2          0.1
                    Net income                                      6.7          6.8          7.5          7.5

                             Net Sales by Market (in thousands)
                             -------------------
                    Manufactured housing                      $   5,091     $ 10,293     $   4,965    $  9,538
                    Recreational vehicles                         5,519       10,507         4,003       6,671
                    Hospitality                                   3,099        5,559         2,809       4,955
                                                              ============ ============ ============ ==========
                    Net sales - total                         $  13,709     $ 26,359     $  11,777    $ 21,164
                                                              ============ ============ ============ ==========

Thirteen Week Period Ended July 4, 1998, (Second Quarter 1998) compared to
--------------------------------------------------------------------------
Thirteen Week Period Ended June 28, 1997, (Second Quarter 1997)
--------------------------------------------------------------

Net sales for the Second Quarter 1998 were $13,709,226, compared to $11,777,358 for the same period the previous year, a 16.4% increase. Net sales to all markets reflected increases with the largest increase of 37.9% coming from sales to the recreational vehicle market.

Cost of products sold increased to 78.0% in the Second Quarter 1998 compared to 74.8% a year ago. The increase is the result of higher costs associated with the growth of existing businesses.

Selling and administrative expenses decreased to 12.3% in 1998 compared to 13.7% in 1997. The favorable variance can be attributed to the increased sales from existing and acquired businesses.

Net income increased 3.7% to $911,903 from $879,544 for the same period a year ago. Basic earnings per share rose to 25 cents per share from 24 cents in the second quarter of last year.


Twenty-six Week Period Ended July 4, 1998, (First Six Months of 1998) compared
------------------------------------------------------------------------------
to Twenty-six Week Period Ended June 28, 1997, (First Six Months of 1997)
------------------------------------------------------------------------

Net sales for the first six months 1998 were $26,358,930, compared to $21,163,901 for the same period the previous year, a 24.5% increase. Net sales to all markets reflected increases with the largest increase coming from sales to the recreational vehicle market. Sales from comparable operations accounted for $2,315,387, or almost 45%, of the increase; the remaining increase of $2,879,642 is attributed to the acquisitions made in 1997.

Cost of products sold increased to 77.3% in the Second Quarter 1998 compared to 74.3% a year ago. The increase is the result of higher cost of products sold percentages attributable to the acquired businesses and from the higher costs associated with the growth of existing businesses.

Selling and administrative expenses were $3,348,633 in the first six months of 1998 versus $3,050,310 in the first six months of 1997. Most of the increase is attributable to the selling and administrative expenses of the acquired businesses. As a percentage of sales, selling and administrative expenses decreased to 12.7% in 1998 compared to 14.4% in 1997. The favorable variance can be attributed to the increased sales from existing and acquired businesses.

Income from continuing operations increased 13% to $1,791,790 from $1,610,668 in the first six months of 1997. Basic earnings per share rose to 49 cents per share from 43 cents in the first six months of last year.

                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

         At the annual meeting of stockholders held June 12, 1998, the stockholders approved the proposed amendment of Article 5 of the Articles of Incorporation of the Company, increasing the number of authorized shares of Common Stock, par value $0.20 per share, from 5,000,000 to 10,000,000, by the following vote: 2,169,816 votes for; 109,277 votes against; and 11,872 shares abstaining.

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

         (a) Exhibits:
             --------

                           3A.1 Article 5 of Articles of Incorporation as amended June 15, 1998, filed herewith.

                           27F      Financial data schedule, filed herewith.


         (b) No reports on Form 8-K were filed by the Company during the quarterly period ended July 4, 1998.




                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DECORATOR INDUSTRIES, INC.
                                                         (Registrant)



                  Date: August 10, 1998           By: /s/ William A. Bassett
                        ---------------               --------------------------
                                                  William A. Bassett, President

                  Date: August 10, 1998           By: /s/ Michael K. Solomon
                        ---------------               --------------------------
                                                  Michael K. Solomon, Treasurer