Form 10-Q
period 1998-10-03
DECORATOR INDUSTRIES INC
filed 1998-11-16
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                         25-1001433
       ------------                                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

10011 Pines Blvd., Suite #201, Pembroke Pines, Florida        33024
------------------------------------------------------        -----
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of each class                     Outstanding at November 9, 1998
     -------------------                     -------------------------------
Common Stock, Par Value $.20 Per Share                3,568,822*





*Includes 3,756 shares issuable upon surrender of the outstanding $.10 par Common Stock.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
-------   ---------------------

                                            DECORATOR INDUSTRIES, INC.
                                                   BALANCE SHEET
                                                                             October 3, 1998         Jan. 3, 1998
                                                                             ---------------         ------------
                                 ASSETS                                        (UNAUDITED)
                                 ------
Current Assets:
    Cash and cash equivalents                                                       $2,135,307           $3,157,861
    Short-term investments                                                           1,669,651            2,006,882
    Accounts receivable, less allowance for
        doubtful accounts ($264,453 and $218,018)                                    5,184,540            3,643,503
    Inventories                                                                      5,986,501            4,578,381
    Other current assets                                                               400,943              256,425
                                                                           --------------------    -----------------
Total Current Assets                                                                15,376,942           13,643,052
                                                                           --------------------    -----------------

Property and equipment:
    Land, buildings & improvements                                                   2,673,412            2,182,228
    Machinery, equipment, furniture and fixtures                                     4,024,868            3,500,122
                                                                           --------------------    -----------------
Total property and equipment                                                         6,698,280            5,682,350
    Less:  accumulated depreciation and amortization                                 2,517,383            2,208,956
                                                                           --------------------    -----------------
Net property and equipment                                                           4,180,897            3,473,394
                                                                           --------------------    -----------------
Goodwill, less accumulated
    amortization of $1,042,995 and $963,466                                          3,315,923            3,010,422
Other assets                                                                           191,677              174,400
                                                                           ====================    =================
Total Assets                                                                       $23,065,439          $20,301,268
                                                                           ====================    =================

                   LIABILITIES & STOCKHOLDERS' EQUITY
                   ----------------------------------
Current Liabilities:
    Accounts payable                                                                $4,478,177           $3,114,661
    Current maturities of long-term debt                                                42,953               42,423
    Accrued expenses:
        Income taxes                                                                     9,707               ------
        Compensation                                                                 1,434,800            1,323,276
        Other                                                                          633,705              756,442
                                                                           --------------------    -----------------
Total Current Liabilities                                                            6,599,342            5,236,802
                                                                           --------------------    -----------------

Long-term debt                                                                         470,787              506,169
Deferred income taxes                                                                  251,000              211,000
                                                                           --------------------    -----------------
Total Liabilities                                                                    7,321,129            5,953,971
                                                                           --------------------    -----------------

Stockholders' Equity:
    Common stock $.20 par value: authorized shares, 10,000,000;
       issued shares, 4,345,033 and 3,463,840                                          869,007              692,794
    Paid-in capital                                                                  1,344,686            1,513,280
    Retained earnings                                                               16,449,916           14,588,269
                                                                           --------------------    -----------------
                                                                                    18,663,609           16,794,343
    Less:  Treasury stock, at cost:  744,594 and 554,100 shares                      2,919,299            2,447,046
                                                                           --------------------    -----------------
Total Stockholders' Equity                                                          15,744,310           14,347,297
                                                                           --------------------    -----------------

Total Liabilities and Stockholders' Equity                                         $23,065,439          $20,301,268
                                                                           ====================    =================

               The accompanying notes are an integral part of the
                             financial statements.

                                        1

                           DECORATOR INDUSTRIES, INC.
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                              FOR THIRTEEN WEEKS ENDED:                         FOR THIRTY-NINE WEEKS ENDED:
                                 --------------------------------------------     --------------------------------------------------
                                   October 3, 1998     September 27, 1997              October 3, 1998         September 27, 1997
                                 --------------------  ----------------------     --------------------        --------------------
Net sales                            $13,210,272              $11,051,332                $39,569,202                 $32,215,233
Cost of products sold                 10,415,178                8,505,711                 30,777,968                  24,237,010
                                 ----------------          ---------------           ----------------             ---------------
Gross profit                           2,795,094                2,545,621                  8,791,234                   7,978,223
Selling and
Administrative expenses                1,688,577                1,535,182                  5,037,211                   4,585,469
                                 ----------------          ---------------           ----------------             ---------------
Operating income                       1,106,517                1,010,439                  3,754,023                   3,392,754
Interest and
investment income                         26,444                   93,516                    175,930                     269,558
Interest expense                         (3,446)                  (3,355)                    (9,648)                    (21,037)
                                 ----------------          ---------------           ----------------             ---------------
Earnings before                        1,129,515                1,100,600                  3,920,305                   3,641,275
income taxes
Provision for income taxes               418,000                  356,000                  1,417,000                   1,286,000
                                 ----------------          ---------------           ----------------             ---------------
Income from
continuing operations                    711,515                  744,600                  2,503,305                   2,355,275

Loss on discontinued
operations, less applicable
income tax of                             ------                (108,400)                     ------                   (136,918)
$66,000 and $83,000
                                 ----------------          ---------------           ----------------             ---------------
Net income                              $711,515                 $636,200                 $2,503,305                  $2,218,357
                                 ================          ===============           ================             ===============

Earnings per share:
    Continuing operations                  $0.20                    $0.20  *                   $0.69                       $0.64  *
                                           =====                    =====                      =====                       =====
    Basic                                  $0.20                    $0.17  *                   $0.69                       $0.60  *
                                           =====                    =====                      =====                       =====
    Diluted                                $0.19                    $0.16  *                   $0.64                       $0.56  *
                                           =====                    =====                      =====                       =====

Weighted-average number of
    shares outstanding:
    Basic                              3,639,427                3,734,516  *               3,651,533                   3,718,047  *
    Diluted                            3,918,213                3,989,620  *               3,917,363                   3,983,744  *



   * Restated to reflect the five-for-four stock split effective July 21, 1998.


   The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THIRTY-NINE WEEKS ENDED:
                                                                          October 3, 1998          Sept. 27, 1997
                                                                          ---------------          --------------
Cash Flows From Operating Activities:
    Net income                                                                  $2,503,305                $2,218,357
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                              416,472                   380,648
        Provision for losses on accounts receivable                                 36,000                   (4,000)
        Deferred taxes                                                            (13,000)                    21,000
        (Gain) loss on disposal of assets                                          (4,806)                   (4,125)
        (Increase) decrease in accounts receivable                             (1,577,038)                 (827,967)
        (Increase) decrease in inventories                                     (1,408,120)                 (752,961)
        (Increase) decrease in prepaid expenses                                  (151,518)                 (242,450)
        (Increase) decrease in other assets                                       (17,277)                  (26,954)
        Increase (decrease) in accounts payable                                  1,363,516                 1,060,589
        Increase (decrease) in accrued expenses                                    (1,506)                   108,579
                                                                    -----------------------      --------------------
Net Cash Provided by Operating Activities                                        1,146,028                 1,930,716
                                                                    -----------------------      --------------------

Cash Flows From Investing Activities:
    Capital expenditures                                                       (1,050,928)                 (442,939)
    Proceeds from property dispositions                                             11,290                     4,375
    Short-term investments                                                         337,231                 (246,696)
    Note receivable                                                                 60,000                    60,000
    Net cash paid for acquisitions                                               (385,030)               (3,288,720)
                                                                    -----------------------      --------------------
Net Cash Used in Investing Activities                                          (1,027,437)               (3,913,980)
                                                                    -----------------------      --------------------

Cash Flows From Financing Activities:
    Long-term debt payments                                                       (34,852)                  (30,801)
    Dividend payments                                                            (663,220)                 (584,512)
    Cash in lieu of fractional shares                                               ------                   (1,133)
    Proceeds from exercise of stock options                                          7,619                    25,504
    Stock option tax benefit                                                        ------                    25,000
    Purchase of common stock for treasury                                        (488,192)                 (211,595)
    Issuance of stock for director's compensation                                   37,500                    22,092
                                                                    -----------------------      --------------------
Net Cash Used in Financing Activities                                          (1,141,145)                 (755,445)
Net (decrease) in cash and cash equivalents                                    (1,022,554)               (2,738,709)
Cash and cash equivalents at beginning of year                                   3,157,861                 4,714,356

                                                                    =======================      ====================
Cash and Cash Equivalents at End of Period                                      $2,135,307                $1,975,647
                                                                    =======================      ====================

Supplemental disclosures of cash flow information:
Cash paid for:
    Interest                                                                       $27,364                   $19,701
    Income taxes                                                                $1,410,237                $1,181,883

Cash flows from acquisitions:
    Purchase price                                                                $385,030                $3,300,096
    Less: deferred portion of purchase price                                        ------                 ($11,376)
    Cash used for acquisitions                                                    $385,030                $3,288,720


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                   (UNAUDITED)


NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of October 3, 1998, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended October 3, 1998 and September 27, 1997.

NOTE 2. The consolidated financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 3, 1998. The results of operations for the thirty-nine week periods ended October 3, 1998 and September 27, 1997 are not necessarily indicative of operating results for the full year.

NOTE 3.           INVENTORIES
                  -----------
                  Inventories at October 3, 1998 and January 3, 1998 consisted of the following:

                                      October 3, 1998        January 3, 1998
                                      ---------------        ---------------
                   Raw Material
                   and Supplies            $5,635,457            $ 4,343,132
                   In Process and             351,044
                   Finished Goods                                    235,249
                                       ==============        ===============
                   Total Inventory         $5,986,501             $4,578,381
                                       ==============        ===============

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

                           DECORATOR INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                   (UNAUDITED)


NOTE 5.           ACQUISITIONS
                  ------------
                  The cash payments for acquisitions of $385,030 represents the additional consideration due for the acquisitions of Specialty Window Coverings and Southern Interiors, Inc., which were made in March 1997 and May 1997, respectively. Additional consideration may be due Specialty after April 3, 1999 and Southern after July 1, 1999 and July 1, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Third Quarter.

                                      October 3, 1998            January 3, 1998
                                      ---------------            ---------------
 Current Ratio                              2:33                      2:61
 Quick Ratio                                1:42                      1:73
 LT Debt to Total Capital                  3.06%                      3.71%
 Working Capital                         $8,777,600                $8,406,250

The Company is constructing a new facility in Goshen, Indiana to replace a leased facility. This facility will be funded with long-term debt. The expansion of the Bloomsburg, Pennsylvania facility was finalized in the third quarter. This expansion has been funded by working capital. Cash and Short-term Investments totaled $3,804,958 at October 3, 1998. Inventories have increased by $1,408,120 during 1998. The increase results in part from the inventory required to support the higher revenues and also from seasonal requirements. Management expects these inventories to be somewhat reduced by year end. Management does not foresee any events which will adversely affect its liquidity during 1998, and, further, the Company's financial condition is more than adequate to finance internal growth and any additional acquisitions of businesses.

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings and net sales dollars by market:

                                                Third         39          Third         39
                                               Quarter       Weeks       Quarter       Weeks
                                                1998         1998         1997         1997
                                                ----         ----         ----         ----
               Earnings Ratios
               ---------------
   Net sales                                   100.0%       100.0%       100.0%       100.0%
   Cost of products sold                         78.8         77.8         77.0         75.2
   Selling and administrative                    12.8         12.7         13.9         14.2
   Interest and investment income                (0.2)        (0.4)        (0.9)        (0.8)
   Interest expense                               0.0          0.0          0.1          0.1
   Income taxes                                   3.2          3.6          3.2          4.0
   Income from continuing operations              5.4          6.3          6.7          7.3
   Loss on discontinued operations                                          1.0          0.4
   Net income                                     5.4          6.3          5.7          6.9

            Net Sales by Market (in thousands)
            ----------------------------------
   Manufactured housing                        $   5,476     $ 15,769    $   4,534     $ 14,072
   Recreational vehicles                           5,587       16,094        4,221       10,892
   Hospitality                                     2,147        7,706        2,296        7,251
                                             ============ ============ ============ ============
   Net sales - total                            $ 13,210     $ 39,569     $ 11,051     $ 32,215
                                             ============ ============ ============ ============


Thirteen Week Period Ended October 3, 1998, (Third Quarter 1998) compared to Thirteen Week Period Ended September 27, 1997, (Third Quarter 1997)
-------------------------------------------------------------------

Net sales for the Third Quarter 1998 were $13,210,272, compared to $11,051,332 for the same period the previous year, a 19.5% increase. Net sales to the recreational vehicle and manufactured housing markets increased by 32.4% and 20.8% respectively, with hospitality sales declining by 6.5%.

Cost of products sold increased to 78.8% in the Third Quarter 1998 compared to 77.0% a year ago. The increase is the result of higher costs associated with the growth of existing businesses.

Selling and administrative expenses decreased to 12.8% in 1998 compared to 13.9% in 1997. The favorable variance can be attributed to the increased sales from existing and acquired businesses.

Net income increased 11.8% to $711,515 from $636,200 for the same period a year ago. Basic earnings per share rose to 20 cents per share from 17 cents in the third quarter of last year.


Thirty-nine Week Period Ended October 3, 1998, (First Nine Months of 1998) compared to Thirty-nine Week Period Ended September 27, 1997, (First Nine Months
--------------------------------------------------------------------------------
of 1997)
--------

Net sales for the first nine months 1998 were $39,569,202, compared to $32,215,233 for the same period the previous year, a 22.8% increase. Net sales to all markets reflected increases with the largest increase coming from sales to the recreational vehicle market. Sales from comparable operations accounted for $3,915,472, or almost 53%, of the increase; the remaining increase of $3,438,497 is attributed to the acquisitions made in 1997.

Cost of products sold increased to 77.8% in the Third Quarter 1998 compared to 75.2% a year ago. The increase is the result of higher cost of products sold percentages attributable to the acquired businesses and from the higher costs associated with the growth of existing businesses.

Selling and administrative expenses were $5,037,211 in the first nine months of 1998 versus $4,585,469 in the first nine months of 1997. Most of the increase is attributable to the selling and administrative expenses of the acquired businesses. As a percentage of sales, selling and administrative expenses decreased to 12.7% in 1998 compared to 14.2% in 1997. The favorable variance can be attributed to the increased sales from existing and acquired businesses.

Income from continuing operations increased 6% to $2,503,305 from $2,355,275 in the first nine months of 1997. Basic earnings per share rose to 69 cents per share from 60 cents in the first nine months of last year.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

         (a)       Exhibits:
                   --------

                           27G      Financial data schedule, filed herewith.


         (b) No reports on Form 8-K were filed by the Company during the quarterly period ended October 3, 1998.




                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DECORATOR INDUSTRIES, INC.
                                               (Registrant)



        Date: November 12, 1998          By: /s/ William A. Bassett
              -----------------              --------------------------
                                         William A. Bassett, President

        Date: November 12, 1998          By: /s/ Michael K. Solomon
              -----------------              --------------------------
                                         Michael K. Solomon, Treasurer