Form 10KSB40
period 1999-01-02
DECORATOR INDUSTRIES INC
filed 1999-04-02
CIK 27613

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                               25-1001433
           ------------                               ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

     10011 Pines Blvd., Pembroke Pines, Florida        33024
     ------------------------------------------     ----------
      (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (954)436-8909

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
--------------------------------------  ----------------------------------------
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

                            Yes [X]                No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value at March 9, 1999 of outstanding shares of Common Stock other than shares held by officers, directors and their respective associates:
$23,271,616

Number of shares outstanding at March 9, 1999:  3,496,494

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

NOTE: In this report, unless the context otherwise requires, Registrant or Company means Decorator Industries, Inc. and its subsidiaries, herein sometimes also called "Decorator Industries". Reference to a particular year or the captions "For the Year" and "At Year End" refer to the fiscal periods as follows:

                   1998  -  52 weeks ended January 2, 1999
                   1997  -  53 weeks ended January 3, 1998
                   1996  -  52 weeks ended December 28, 1996
                   1995  -  52 weeks ended December 30, 1995
                   1994  -  52 weeks ended December 31, 1994
                   1993  -  52 weeks ended January 1, 1994

                                     PART I
                                     ------
Item 1.  Business.

         The Company is engaged in the design, manufacture and sale of window coverings, bedspreads, furniture and complementary products. These products are sold to original equipment manufacturers of recreational vehicles and manufactured housing and to the hospitality industry (motels/hotels) either through distributors or directly to the customers.

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

         During 1998, two customers, Fleetwood Enterprises and Champion Enterprises, accounted for approximately 20% and 14% respectively of the Company's total sales. In the event of the loss of one or both of these customers, there would be a material adverse effect on the Company. Fleetwood operates in the manufactured housing and recreational vehicle industries, whereas Champion operates solely in manufactured housing. Purchasing decisions are made at each individual plant of these customers. The Company services many of these plants and considers each of the plants it services to be an independent customer.

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

         The Company has no significant patents, licenses, franchises or concessions. It owns certain trademarks and copyrights. Although the Company believes the trademarks aid in identifying its products, it is unable to evaluate the importance of the trademarks to its business. Expenditures for research and development during 1998 and 1997 were not significant.

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

Item 2.  Properties.

         The following table summarizes certain information concerning the Company's properties:


                                                                                       Approx.
            Location                                Principal Use                    Square Feet      Owned/Leased
            --------                                -------------                    -----------      ------------
Haleyville, Alabama                Offices, manufacturing and warehouse                 54,000            Owned
Lakeland, Florida                  Offices, manufacturing and warehouse                  7,500           Leased
Pembroke Pines, Florida            Offices                                               3,148           Leased
Eatonton, Georgia                  Offices, manufacturing and warehouse                  5,000           Leased
Elkhart, Indiana                   Offices, manufacturing and warehouse                 16,000           Leased
Elkhart, Indiana                   Offices, manufacturing and warehouse                 35,000           Leased
Goshen, Indiana                    Offices, manufacturing and warehouse                 55,700            Owned
Bossier, Louisiana                 Offices, manufacturing and warehouse                 20,000            Owned
Salisbury, North Carolina          Offices, manufacturing and warehouse                 22,500           Leased
Berwick, Pennsylvania              Warehouse                                             5,000           Leased
Bloomsburg, Pennsylvania           Offices, manufacturing and warehouse                 56,500            Owned
Memphis, Tennessee                 Offices, manufacturing and warehouse                 14,000           Leased
Abbotsford, Wisconsin              Offices, manufacturing and warehouse                 21,600           Leased



         The Company considers that its offices, plants, machinery and equipment are well maintained, adequately insured and suitable for their purposes and that its plants are adequate for the presently anticipated needs of the business.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.
                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

         Common Stock price information is set forth in the table below. Sales prices have been adjusted for stock splits.


                                        1998 Sales Prices                             1997 Sales Prices
                                        -----------------                             -----------------
                                  High                    Low                    High                    Low
                                  ----                    ---                    ----                    ---
First Quarter                      8-7/8                  7-3/16                  7-7/8                  6-13/16
Second Quarter                    11-3/16                 8-1/8                   7-11/16                7-1/8
Third Quarter                     11-3/4                  7-3/8                   8-13/16                7-1/8
Fourth Quarter                     8-5/8                  6-3/4                   8-1/8                  7-1/8



         As of March 9, 1999, the Company had 407 shareholders of record of its Common Stock.

         Total cash dividend payments were $.28 per share in 1998 and 1997.

                                              DECORATOR INDUSTRIES, INC.

                                           Item 6. Selected Financial Data

                                                          1998                1997                1996
                                                          ----                ----                ----
FOR THE YEAR
------------
    Net Sales                                        $ 51,966,829        $ 43,395,923        $ 38,649,687
    Income from Continuing Operations                $  3,080,895        $  3,035,257        $  3,065,220
    Net Income                                       $  3,080,895        $  2,898,339        $  3,065,220
                                                  ---------------------------------------------------------
AT YEAR-END
-----------
    Total Assets                                     $ 21,462,694        $ 20,301,268        $ 18,394,357
    Long-term Obligations                            $    463,037        $    506,169        $    549,433
    Long-term Debt/Total Capitalization                     3.45%               3.71%               4.03%
    Working Capital                                  $  8,244,161        $  8,406,250        $  9,003,836
    Working Capital Ratio                                  2.59:1              2.61:1              2.94:1
    Stockholders' Equity                             $ 15,559,732        $ 14,347,297        $ 13,010,945
                                                  ---------------------------------------------------------
PER SHARE
---------
    Continuing Operations                                   $0.85               $0.82               $0.84
    Basic                                                   $0.85               $0.78               $0.84
    Diluted                                                 $0.79               $0.73               $0.78
    Book Value                                              $4.37               $3.94               $3.52
    Cash Dividends Declared                                 $0.28               $0.28               $0.28



                                                          1995                1994                1993
                                                          ----                ----                ----
FOR THE YEAR
------------
    Net Sales                                         $ 34,207,259       $ 33,246,590        $ 28,964,223
    Income from Continuing Operations                 $  2,414,678       $  2,823,770        $  2,370,232
    Net Income                                        $  2,414,678       $  2,823,770        $  2,370,232
                                                  ---------------------------------------------------------
AT YEAR-END
-----------
    Total Assets                                      $ 16,415,659       $ 16,406,670        $ 13,188,452
    Long-term Obligations                             $    587,084       $    629,450        $    431,260
    Long-term Debt/Total Capitalization                      5.14%              5.30%               4.70%
    Working Capital                                   $  6,925,352       $  7,479,176        $  5,322,279
    Working Capital Ratio                                   2.54:1             2.75:1              2.39:1
    Stockholders' Equity                              $ 11,147,754       $ 11,322,046        $  8,741,511
                                                  ---------------------------------------------------------
PER SHARE
---------
    Continuing Operations                                    $0.60              $0.69               $0.60
    Basic                                                    $0.60              $0.69               $0.60
    Diluted                                                  $0.55              $0.62               $0.53
    Book Value                                               $2.99              $2.71               $2.20
    Cash Dividends Declared                                  $0.27              $0.23               $0.15

Note: Per share amounts, except for cash dividends, have been adjusted for five-for-four stock splits effective July 21, 1998 and June 13, 1997, a four-for-three stock split in June 1996 and a two-for-one stock split in April 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Financial Resources:

         The Company's financial condition continues to be strong, as evidenced by the following statistical measures:

1) Working capital at January 2, 1999 was $8,244,161 compared to $8,406,250 at January 3, 1998.

2) The current ratio was 2.59:1 at year-end 1998 compared to 2.61:1 at year-end 1997.

3) The liquid ratio changed from 1.73:1 at year-end 1997 to 1.49:1 at year-end 1998.

4) The long-term debt ratio continued to be minimal, at 3.45% January 2, 1999 compared to 3.71% a year earlier.

         A significant use of working capital was made for purchases of Common Stock to be held for the treasury ($1,044,240).

         Accounts receivable increased $203,932 (6%) and inventories increased $1,146,845 (25%). The percentage increase in inventories was somewhat higher than the 20% increase in net sales.

         Capital expenditures for 1998 were $1,166,032 which included approximately $494,000 for land and facility additions. In February 1999, the construction of a new building in Goshen, Indiana was completed at a cost of approximately $1,240,000. This building replaced a leased facility. During 1999, the Company was awarded an industrial revenue bond in the amount of $1,500,000, the net proceeds of which will be used for the funding of this building and the purchase of equipment at this location.

         Management does not foresee any events which will adversely affect its liquidity during 1999, and, further, the Company's financial condition is more than adequate to finance internal growth and any additional acquisitions of businesses.

Year 2000 Issues

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, generate invoices, or engage in similar normal business activities.

         Based on management's assessment, the Company determined that it would be required to modify or replace portions of its software and hardware so that its computer systems will properly recognize dates beyond December 31, 1999. The majority of the Company's manufacturing processes are not dependent on computers. The Company presently believes that with modification or replacement of software and hardware, the Year 2000 issue can be mitigated. If such modifications and replacements are not made, or are not completed timely, the Year 2000 issue would not have a material adverse effect on the Company. The Company has created no formal contingency plans in the event that the Year 2000 readiness is not completed on schedule. However, the Company believes that this would cause only minor problems and delays.

         The Company plans to complete the Year 2000 project during the third quarter of fiscal 1999. The total cost incurred to date related to the Year 2000 project, which have been charged to expense, have not been material, and the Company does not anticipate that the expected remaining costs will be material.

         The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. Failure on the part of these entities to timely remediate their Year 2000 issues could result in disruptions in the Company's supply of materials, disruptions in its customers' ability to conduct business and interruptions to the Company's daily operations. Management believes that its exposure to third party risk is minimal because it does not rely significantly on any one supplier or customer. There can be no guarantee, however, that the systems of other unrelated entities on which the Company's systems and operations rely will be corrected on a timely basis and will not have a material adverse effect on the Company.

Results of Operations:

         The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                             1998         1997         1996
                                             ----         ----         ----
Net sales...............................    100.0%       100.0%       100.0%
Cost of products sold...................     78.0         75.4         74.1
Selling and administrative expenses.....     13.1         14.5         14.5
Interest and investment income..........      (.4)         (.8)         (.8)
Interest expense........................        -           .1           .1
Income from continuing operations.......      5.9          7.0          7.9
Net income..............................      5.9          6.7          7.9

1998 vs. 1997

Net sales for the year 1998 were $51,966,829, an increase of 20% compared to the 1997 sales of $43,395,923. The increase in sales dollars came from both the businesses acquired in 1997 (46% of the increase) and the older businesses (54% of the increase). Most of the increased sales were to recreational vehicle manufacturers.

Cost of goods sold as a percentage of sales increased to 78.0% in 1998 from 75.4% in 1997. This increase is largely attributable to (1) a change in the product mix including the increased sales to recreational vehicle manufacturers and (2) productivity issues resulting in excessive labor costs and (3) market conditions which have resulted in a lowering of operating margins.

Selling and administrative expenses as a percentage of sales decreased significantly in 1998 to 13.1% from 14.5% in 1997. This decrease is a result of fixed costs being spread over increased sales.

Interest and investment income decreased by $150,000 in 1998 because investable balances were lower in 1998 than in 1997 and the market downturn caused the Company to recognize a market loss of $32,000 in 1998 versus a market gain of $71,000 in 1997.

The provision for income taxes as a percentage of pre-tax income increased slightly to 35.8% compared to 35.1% in 1997.

1997 vs. 1996

         For the fiscal year 1997, net sales were $43,395,923 compared with $38,649,687 in fiscal 1996. This represents an increase of 12% and was attributable to the acquisitions made in 1997. Net sales to the manufactured housing market were $18,732,000 in 1997 compared with $21,533,000 in 1996. This decrease was largely due to the reduction in the number of manufactured homes produced by the original equipment manufacturers. Net sales to the recreational vehicle market were $15,306,000 in 1997 compared with $8,696,000 the prior year. This increase results from the acquisitions made in 1997 and from the continued growth of the existing businesses. Net sales to the hospitality market were $9,375,000 in 1997 compared to $8,417,000 in 1996. This increase was due largely to the acquisitions made in 1997.

         Cost of products sold as a percentage of sales increased to 75.4% in 1997 as compared to 74.1% in 1996. The increase was attributable to the higher cost of products sold for acquired businesses, higher expenses associated with the growth of existing businesses and market conditions which have resulted in a lowering of operating margins.

         Selling and administrative expenses were $6,303,975 (14.5% of sales) in 1997 versus $5,611,222 (14.5% of sales) in 1996. This increase was from selling and administrative expenses of the acquired businesses.

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

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.

         Information concerning the directors and executive officers of the Company is set forth below.

         William A. Bassett, age 62, has been President and a director of the Company since 1980, Chief Executive Officer since February 1993 and Chairman of the Board since January 1994.

         Michael S. Baxley, age 42, has been Executive Vice President of the Company since January 1999. He was employed as Executive Vice President for the Apparel Group of Scovill Fasteners, Inc., a manufacturer of apparel and industrial fasteners, from February 1997 to July 1998. Previously he was in various management positions with ACD Tridon, a subsidiary of Devtek (Automotive products), Johnston & Murphy, a division of Genesco (Footwear), Fruit of the Loom (Apparel), Procter & Gamble (Consumer Products) and the U.S. Navy.

         Michael K. Solomon, age 49, has been Vice President of the Company since November 1994, Treasurer and Chief Financial Officer of the Company since 1985 and a director of the Company since 1987.

         William A. Johnson, age 39, was appointed an officer of the Company on June 12, 1998. He has been Controller since January 6, 1997. From 1993 until 1996, he held various financial positions with Security Management Corporation. Previously he served as Treasurer of National Family Services Association from 1991 to 1992.

         Jerome B. Lieber, age 78, has been Secretary and a director of the Company since 1961. He is Senior Counsel to the law firm of Klett Lieber Rooney & Schorling, a Professional Corporation, Pittsburgh, Pennsylvania, which serves as general counsel to the Company. Mr. Lieber previously had been a senior partner in that firm.

         Joseph N. Ellis, age 70, has been a director of the Company since 1993. He founded LaSalle-Deitch Co., Inc. a distributor of products for the manufactured housing and recreational vehicle industry, in 1963 and served as its President, Chief Executive Officer and Chairman from 1971 until his retirement in 1992. Mr. Ellis is currently a management consultant.

         William H. Allen, Jr., age 63, has been a director of the Company since 1995. He has been Vice Chairman of the Board of NationsBank N.A. (South) since 1996 and previously served as Chairman of the Board and Chief Executive Officer of Intercontinental Bank. Mr. Allen is also a director of American Bankers Insurance Group and Winsloew Furniture, Inc.

         Ellen Downey, age 46, has been a director of the Company since 1997. She was employed by Ryder System, Inc. in various financial positions from 1978 to 1991 and from 1991 to 1993 served as Vice President and Treasurer of that company.

         Thomas L. Dusthimer, age 64, has been a director of the Company since 1997. Since 1992 he has served as a consultant to and director of Key Bank (Elkhart, Indiana District). From 1973 until his retirement in 1992, Mr. Dusthimer served in various executive positions, including President, Chief Executive Officer and Chairman, with Ameritrust Indiana Corporation and Ameritrust National Bank.

Item 11. Executive Compensation.

         The following table shows the compensation of the named executive officers of the Company for each of the last three fiscal years.


                                              SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                    Compensation
                                                   Annual Compensation                 Awards
                                         ---------------------------------------       ------
Name and                         Fiscal                                               Optioned        All Other Com-
Principal Position                Year   Salary($)(1)    Bonus($)    Other($)(2)      Shares(#)      pensation($)(3)
------------------                ----   ------------    --------    -----------      ---------      ---------------
William A. Bassett(4)             1998      262,000       127,000      89,977           31,250            36,745
Chairman of the Board,            1997      249,712       123,000      87,723               --            34,745
President and Chief Executive     1996      236,156       156,000         *             52,083(5)         34,745
Officer



Michael K. Solomon                1998      114,650        24,000         *             12,500               447
Vice President, Treasurer and     1997      112,370        25,550         *                 --                --
Chief Financial Officer           1996      107,000        28,940      27,106           20,832(5)             --


------------------------
(1)      The fiscal year 1997 was a 53-week fiscal period.
(2) Medical/dental reimbursement plan payments, country club memberships, personal use of Company vehicles, and payments made in accordance with Company policy for disqualifying sales of Common Stock acquired upon the exercise of a qualified stock option. For 1998 and 1997, payments to Mr. Bassett for such sales were $86,106 and $84,289, respectively. These payments provided net benefits to the company of $16,359 for 1998 and $16,383 for 1997. For 1996, payment to Mr. Solomon for such sales was $18,059, which provided a net benefit to the Company of $11,919. An asterisk indicates that the total of other annual compensation for that year was less than 10% of salary and bonus for that year.
(3) Premiums paid by the Company on life and long-term disability insurance policies and Company contributions to the 401(k) Retirement Savings Plan.
(4) The Company has an employment agreement with Mr. Bassett which provides for an annual salary of not less than $214,200. The agreement expires July 1, 2004.
(5) As adjusted for the four-for-three stock split in June 1996 and five-for-four stock splits in June 1997 and July 1998.

         The Company's medical and dental reimbursement plan provides reimbursement to the corporate and certain divisional officers of the Company and their dependents (as defined in Section 152 of the Internal Revenue Code) for their medical and dental expenses. Benefits under the plan are limited to 10% of the participant's compensation during the plan year. The plan also prohibits any participant from receiving "double reimbursement"; i.e., if a participant receives reimbursement from another source, he or she must remit to the Company benefits received under the plan.

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed one year of employment. Eligible employees may contribute up to 15% of their earnings with a maximum of $10,000 for 1998 based on the Internal Revenue Service annual contribution limit. The Company will match 25% of the first 4% of the employee's contributions up to 1% of the employee's earnings. Contributions are invested at the direction of the employee in one or more funds. Company contributions begin to vest after three years.

         The Company's 1984 Incentive Stock Option Plan, which expired February 22, 1994, authorized the granting to key employees of options to purchase up to 804,976 shares (as adjusted for stock splits) of the Company's Common Stock. The purchase price of optioned shares was the fair market value of the Common Stock on the date of grant, and the maximum term of the options is ten years; in the case of options granted to employees who owned more than 10% of the outstanding Common Stock, however, the purchase price was 110% of the fair market value of the Common Stock on the date of grant and the term of the options is five years. The number of optioned shares and the purchase price per share are subject to adjustment for stock splits, stock dividends, reclassifications and the like.

         On April 3, 1995 the board of directors adopted, and on June 5, 1995 the stockholders approved, the Company's 1995 Incentive Stock Option Plan (the "1995 Plan") which has a term of ten years. The 1995 Plan authorizes the issuance of up to 520,830 shares (as adjusted for stock splits) of Common Stock pursuant to stock options granted to key employees of the Company. The purchase price of optioned shares must be the fair market value of the Common Stock on the date of grant, and the maximum term of the options is ten years; in the case of options granted to employees who own more that 10% of the outstanding Common Stock, however, the purchase price must be 110% of the fair market value of the Common Stock on the date of grant and the term of the option cannot exceed five years. The number of shares that may be issued under the 1995 Plan, the number of optioned shares and the purchase price per share are subject to adjustment for stock splits, stock dividends, reclassifications and the like.

         The following table sets forth information concerning the exercise of stock options during fiscal 1998 by the named executive officers and the value of their unexercised, in-the-money stock options at the end of that fiscal year (January 2, 1999). All options outstanding at January 2, 1999, except for those granted after fiscal 1995, were exercisable at any time prior to their respective expiration dates.

                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                          AND FISCAL YEAR-END OPTION VALUES

                                                   Shares                            Optioned          Value of
                                                  Acquired           Value           Shares at        Options at
Name                                             on Exercise       Realized ($)     01/02/99 (#)     01/02/99($)(1)
----                                             -----------       ------------     ------------     --------------
William A. Bassett                                  25,000           198,245         147,913(3)          765,481
                                                                                      35,416(4)           32,029
Michael K. Solomon                                  10,000(2)         70,300          50,828(3)          241,364
                                                                                      14,166(4)           12,812

--------------------------
(1) Assumes a market value of $7.875 per share, which was the last reported sale price on the American Stock Exchange on December 31, 1998.
(2)      As adjusted for the five-for-four stock split in July 1998.
(3)      Exercisable.
(4)      Unexercisable.

Compensation of Directors

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information concerning the common stockholding at March 9, 1999 of the directors and named executive officers of the Company, and the directors and executive officers as a group, is set forth in the following table. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares listed.

Name or Group                                  Shares Beneficially Owned                Percent of Class (1)
-------------                                  -------------------------                --------------------
William A. Bassett                                    357,071(2)                                9.81%
Michael K. Solomon                                     96,267(3)                                2.72%
Jerome B. Lieber                                       13,705(4)(5)                               --
Joseph N. Ellis                                         2,500(5)                                  --
William H. Allen, Jr.                                   5,000(5)                                  --
Ellen Downey                                            1,562(5)                                  --
Thomas L. Dusthimer                                     1,250(5)                                  --
All directors and executive officers
as a group                                            477,356(6)                               12.95%

----------------------------
(1) Shares which the named stockholder has the right to acquire within 60 days are deemed outstanding for the purpose of computing that stockholder's percentage.
(2) Includes 147,913 optioned shares which may be acquired within 60 days and 11,216 shares held as Trustee of the trust established under the Company's Stock Plan for Non-Employee Directors (the "Trust"). Mr. Bassett disclaims beneficial ownership of the shares he holds as Trustee.
(3)      Includes 42,828 optioned shares, which may be acquired within 60 days.
(4) Includes 5,040 shares held in a charitable trust as to which Mr. Lieber disclaims beneficial ownership.
(5)      Excludes shares held in the Trust for his or her account.
(6)      Includes 190,740 optioned shares, which may be acquired within 60 days.

         FMR Corp. of Boston, Massachusetts, has furnished the Company a copy of its Schedule 13G dated February 1, 1999 in which it reported that as of December 31, 1998 Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, had sole investment power with respect to 377,915 shares (10.81%) of the Company's Common Stock.

         First Manhattan Co. of New York, New York has furnished the Company a copy of its Schedule 13G dated February 11, 1999 in which it reported beneficial ownership of a total of 252,570 shares (7.22%) of the Company's Common Stock including sole power to vote and dispose of 7,812 shares, shared power to vote 237,462 shares and shared power to dispose of 244,758 shares. First Manhattan is a registered broker-dealer and investment adviser.

         Heartland Advisors, Inc. of Milwaukee, Wisconsin, a registered investment adviser, has furnished the Company a copy of its Schedule 13G dated January 13, 1999 in which it reported that it had sole dispositive power with respect to 312,500 shares (8.94%) of the Company's Common Stock.

Item 13.  Certain Relationships and Related Transactions.

         In November 1998, the Company bought 25,000 shares of the Company's Common Stock from the President, William A. Bassett, for $212,500 to aid Mr. Bassett in the payment of taxes resulting from the exercise of stock options.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as a part of this report:
         -----------------------------------------------------------

         Financial Statements and Schedules
         ----------------------------------

         (1) Independent Auditors' Report

         (2) Balance Sheets - January 2, 1999 and January 3,1998

         (3) Statements of Earnings for the three fiscal years ended January 2, 1999

         (4) Statements of Stockholders' Equity for the three fiscal years ended January 2, 1999

         (5) Statements of Cash Flows for the three fiscal years ended January 2, 1999

         (6) Notes to the Financial Statements

         (7) Report of Independent Auditors' Report on Financial Statement Schedule

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

         10W Stock Plan for Non-employee Directors and related Grantor Trust Agreement, filed as Exhibit 10W to Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.*

         11N      Computation of diluted income per share, filed herewith.

         24F      Consent of Independent Auditors, filed herewith.

         27H      Financial Data Schedule, filed herewith.
         -----------------------
         *Management contract or compensatory plan.


(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       DECORATOR INDUSTRIES, INC.
                                               (Registrant)


                                       By: /s/ Michael K. Solomon
                                           ---------------------------------
                                           Michael K. Solomon
                                           Vice President

Dated:   March 24, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                                Title                          Signature                       Date
----                                -----                          ---------                       ----
William A. Bassett          Chairman, President,           /s/ William A. Bassett                 March 24, 1999
                            Chief Executive Officer and    ---------------------------
                            Director

Michael K. Solomon          Vice President, Treasurer,     /s/ Michael K. Solomon                 March 24, 1999
                            Principal Financial and        ---------------------------
                            Accounting Officer,
                            And Director

Jerome B. Lieber            Director                       /s/ Jerome B. Lieber                   March 24, 1999
                                                           ---------------------------

Joseph N. Ellis             Director                       /s/ Joseph N. Ellis                    March 24, 1999
                                                           ---------------------------

William H. Allen, Jr.       Director                       /s/ William H. Allen, Jr.              March 24, 1999
                                                           ---------------------------

Ellen Downey                Director                       /s/ Ellen Downey                       March 24, 1999
                                                           ---------------------------

Thomas Dusthimer            Director                       /s/ Thomas Dusthimer                   March 24, 1999
                                                           ---------------------------

                                       13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
  and Stockholders of
Decorator Industries, Inc.

         We have audited the accompanying balance sheets of Decorator Industries, Inc. as of January 2, 1999 and January 3, 1998 and the related statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decorator Industries, Inc. as of January 2, 1999 and January 3, 1998, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 1999 in conformity with generally accepted accounting principles.

                                       LOUIS PLUNG & COMPANY, LLP
                                       Certified Public Accountants




Pittsburgh, Pennsylvania
February 20, 1999  (March 24, 1999 as to Note 7)

                           DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEETS

                                                                                     Fiscal Year End
                                 ASSETS                                         1998                   1997
                                 ------                                         ----                   ----
Current Assets:
    Cash and Cash Equivalents                                                $ 2,633,999            $ 3,157,861
    Short-term Investments                                                       861,032              2,006,882
    Accounts Receivable, less allowance for
        doubtful accounts ($111,706 and $218,018)                              3,847,435              3,643,503
    Inventories                                                                5,725,226              4,578,381
    Other Current Assets                                                         349,394                256,425
                                                                             -----------            -----------
Total Current Assets                                                          13,417,086             13,643,052
                                                                             -----------            -----------

Property and Equipment:
    Land, Buildings & Improvements                                             2,676,183              2,182,228
    Machinery, Equipment, Furniture and Fixtures                               4,124,579              3,500,122
                                                                             -----------            -----------
Total Property and Equipment                                                   6,800,762              5,682,350
    Less:  Accumulated Depreciation and Amortization                           2,635,683              2,208,956
                                                                             -----------            -----------
Net Property and Equipment                                                     4,165,079              3,473,394
                                                                             -----------            -----------
Goodwill, less accumulated
    Amortization of $1,070,336 and $963,466                                    3,288,582              3,010,422
Other Assets                                                                     591,947                174,400
                                                                             -----------            -----------
Total Assets                                                                 $21,462,694            $20,301,268
                                                                             ===========            ===========


                   LIABILITIES & STOCKHOLDERS' EQUITY
                   ----------------------------------
Current Liabilities:
    Accounts Payable                                                         $ 2,869,889            $ 3,114,661
    Current Maturities of Long-term Debt                                          43,133                 42,423
    Accrued Expenses:
        Compensation                                                           1,373,572              1,323,276
        Other                                                                    886,331                756,442
                                                                             -----------            -----------
Total Current Liabilities                                                      5,172,925              5,236,802
                                                                             -----------            -----------
Long-Term Debt                                                                   463,037                506,169
Deferred Income Taxes                                                            267,000                211,000
                                                                             -----------            -----------
Total Liabilities                                                              5,902,962              5,953,971
                                                                             -----------            -----------
Stockholders' Equity
    Common stock $.20 par value: Authorized shares, 10,000,000;
       Issued shares, 4,373,916 and 3,463,840                                    874,784                692,794
    Paid-in Capital                                                            1,396,137              1,513,280
    Retained Earnings                                                         16,756,377             14,588,269
                                                                             -----------            -----------
                                                                              19,027,298             16,794,343
    Less:  Treasury stock, at cost:  812,500 and 554,100 shares                3,467,566              2,447,046
                                                                             -----------            -----------
Total Stockholders' Equity                                                    15,559,732             14,347,297
                                                                             -----------            -----------
Total Liabilities and Stockholders' Equity                                   $21,462,694            $20,301,268
                                                                             ===========            ===========

               The accompanying notes are an integral part of the
                             financial statements.

                                              DECORATOR INDUSTRIES, INC.
                                                STATEMENTS OF EARNINGS



                                                                             For the Fiscal Year
                                                                             -------------------
                                                               1998                  1997                   1996
                                                               ----                  ----                   ----
Net Sales                                                     $51,966,829           $43,395,923           $38,649,687
Cost of Products Sold                                          40,546,325            32,736,117            28,626,094
                                                              -----------           -----------           -----------
Gross Profit                                                   11,420,504            10,659,806            10,023,593
Selling and Administrative Expenses                             6,806,968             6,303,975             5,611,222
                                                              -----------           -----------           -----------
Operating Income                                                4,613,536             4,355,831             4,412,371
Other Income (Expense):
    Interest and Investment Income                                194,456               344,559               305,370
    Interest Expense                                               (9,097)              (24,133)              (38,521)
                                                              -----------           -----------           -----------
Earnings Before Income Taxes                                    4,798,895             4,676,257             4,679,220
Provision for Income Taxes                                      1,718,000             1,641,000             1,614,000
                                                              -----------           -----------           -----------
Income from Continuing Operations                               3,080,895             3,035,257             3,065,220
Loss on Discontinued Operations, less
    applicable income tax of $83,000                                   --              (136,918)                   --
                                                              -----------           -----------           -----------
Net Income                                                     $3,080,895            $2,898,339            $3,065,220
                                                              ===========           ===========           ===========

Earnings Per Share:
    Continuing Operations                                           $0.85               $0.82 *               $0.84 *
                                                                    =====               =====                 =====
    Basic                                                           $0.85               $0.78 *               $0.84 *
                                                                    =====               =====                 =====
    Diluted                                                         $0.79               $0.73 *               $0.78 *
                                                                    =====               =====                 =====

Average Number of Shares Outstanding:
    Basic                                                       3,631,457           3,714,838 *           3,646,830 *
    Diluted                                                     3,880,619           3,968,380 *           3,924,390 *


* Restated to reflect the five-for-four stock splits effective July 21, 1998 and June 13, 1997 and the four-for-three stock split effective June 17, 1996.

               The accompanying notes are an integral part of the
                             financial statements.

                                              DECORATOR INDUSTRIES, INC.
                                          STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON            PAID-IN            RETAINED            TREASURY
                                          STOCK             CAPITAL            EARNINGS              STOCK               TOTAL
                                          -----             -------            --------              -----               -----
Balance at
December 30, 1995                       $528,973          $1,692,185         $12,228,865         $(3,302,269)        $11,147,754

Transactions for 1996
    Net profit                                                                 3,065,220                               3,065,220

    Issuance of stock for
    exercise of options                   16,122             148,890                                                     165,012

    Stock option tax
    benefit                                                   18,000                                                      18,000

    Purchase of common
    stock for treasury                                                                              (769,829)           (769,829)

    Dividends paid                                                              (613,922)                               (613,922)

    Record stock split                                      (312,923)         (2,201,539)           2,513,172             (1,290)
                                 ---------------    ----------------   -----------------   ------------------  -----------------
Balance at
December 28, 1996                       $545,095          $1,546,152         $12,478,624          $(1,558,926)       $13,010,945

Transactions for 1997
    Net profit                                                                 2,898,339                               2,898,339

    Issuance of stock for
    exercise of options                    9,273              61,356                                                      70,629

    Issuance of stock for
    directors compensation                                    19,330                                   15,539             34,869

    Stock option tax
    benefit                                                   26,000                                                      26,000

    Purchase of common
    stock for treasury                                                                               (903,659)          (903,659)

    Dividends paid                                                              (788,694)                               (788,694)

    Record stock split                   138,426            (139,558)                                                     (1,132)
                                 ---------------    ----------------   -----------------    -----------------  -----------------
Balance at
January 3, 1998                         $692,794          $1,513,280         $14,588,269          $(2,447,046)       $14,347,297

Transactions for 1998
    Net profit                                                                 3,080,895                               3,080,895

    Issuance of stock for
    exercise of options                    7,138              14,731                                                      21,869

    Issuance of stock for
    directors compensation                                    28,377                                   23,720             52,097

    Stock option tax
    benefit                                                   16,350                                                      16,350

    Purchase of common
    stock for treasury                                                                             (1,044,240)        (1,044,240)

    Dividends paid                                                              (912,787)                               (912,787)

    Record stock split                   174,852            (176,601)                                                     (1,749)
                                 ---------------    ----------------   -----------------    -----------------  -----------------
Balance at
January 2, 1999                         $874,784          $1,396,137         $16,756,377          $(3,467,566)       $15,559,732
                                 ===============    ================   =================    =================  =================

               The accompanying notes are an integral part of the
                             financial statements.

                                              DECORATOR INDUSTRIES, INC.
                                               STATEMENTS OF CASH FLOWS

                                                                                      For the Fiscal Year
                                                                                      -------------------
                                                                         1998                1997                  1996
                                                                         ----                ----                  ----
Cash Flows From Operating Activities:
    Net Income                                                           $3,080,895          $2,898,339           $3,065,220
    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
        Depreciation and Amortization                                       569,681             517,258              412,172
        Provision for Losses on Accounts Receivable                          68,471              (4,000)              40,000
        Deferred Taxes                                                       41,000              72,000               43,000
        (Gain) Loss on Disposal of Assets                                    (5,206)              6,849                 (264)
    Increase (Decrease) from Changes in:
        Accounts Receivable                                                (272,403)             25,210            (236,533)
        Inventory                                                        (1,146,845)           (951,927)             (77,621)
        Prepaid Expenses                                                   (137,969)             20,844                9,104
        Other Assets                                                       (417,547)            (33,808)             153,981
        Accounts Payable                                                   (244,772)            490,109             (126,777)
        Accrued Expenses                                                    180,185             106,977              259,280
                                                                   -----------------    ----------------      ---------------
Net Cash Provided by Operating Activities                                 1,715,490           3,147,851            3,541,562
                                                                   -----------------    ----------------      ---------------

Cash Flows From Investing Activities:
    Capital Expenditures                                                 (1,166,032)           (537,555)            (418,557)
    Proceeds from Property Dispositions                                      16,742             125,827                5,609
    Short-term Investments                                                1,145,850             532,731           (2,525,006)
    Note Receivable                                                          60,000              80,000               80,000
    Net Cash Paid for Acquisitions                                               --          (3,300,096)                  --
    Deferred Purchase Price Payments                                       (385,030)                 --                   --
                                                                   -----------------    ----------------      ---------------
Net Cash Used in Investing Activities                                      (328,470)         (3,099,093)          (2,857,954)
                                                                   -----------------    ----------------      ---------------

Cash Flows From Financing Activities:
    Long-term Debt Payments                                                 (42,422)            (43,264)             (36,997)
    Dividend Payments                                                      (912,787)           (788,694)            (613,922)
    Proceeds from Exercise of Stock Options                                  21,869              70,627              165,012
    Cash in Lieu of Fractional Shares                                        (1,749)             (1,132)              (1,288)
    Issuance of Stock for Director's Compensation                            52,097              34,869                   --
    Stock Option Tax Benefit                                                 16,350              26,000               18,000
    Purchase of Common Stock for Treasury                                (1,044,240)           (903,659)            (769,829)
                                                                   -----------------    ----------------      ---------------
Net Cash Used in Financing Activities                                    (1,910,882)         (1,605,253)          (1,239,024)
Net Increase (Decrease) in Cash and Cash Equivalents                       (523,862)         (1,556,495)            (555,416)
Cash and Cash Equivalents at Beginning of Year                            3,157,861           4,714,356            5,269,772
                                                                   =================    ================      ===============
Cash and Cash Equivalents at End of Period                               $2,633,999          $3,157,861           $4,714,356
                                                                   =================    ================      ===============

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
    Interest                                                                $25,630             $26,893              $29,393
    Income Taxes                                                         $1,794,790          $1,534,242           $1,568,476

               The accompanying notes are an integral part of the
                             financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Nature of Operations

         The Company is engaged in the design, manufacture and sale of window coverings, bedspreads, furniture and complementary products. These products are sold to original equipment manufacturers of recreational vehicles and manufactured housing and to the hospitality industry (motels/hotels) either through distributors or directly to the customers.

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

         Fiscal Year
         -----------

         The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in every sixth year containing 53 weeks. Fiscal year 1998 was a 52-week period ending January 2, 1999; 1997 was a 53-week period ending January 3, 1998 and 1996 was a 52-week period ending December 28, 1996.

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

         Excess of Cost over Net Assets Acquired
         ---------------------------------------

         The excess of investment costs over the fair value of net assets related to the acquisitions of Haleyville Manufacturing (1973), Liberia Manufacturing (1985), Paragon Interiors (1995), Specialty Windows
         (1997) and Southern Interiors (1997) are being amortized over a period of 40 years. Amortization of $106,870 was charged to income during fiscal year ended January 2, 1999, $89,242 in fiscal year ended January 3, 1998, and $58,786 in fiscal year ended December 28, 1996.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

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

         Cash and cash equivalents consist of the following:

                                                               1998                  1997
                                                               ----                  ----
               General Funds                                     $33,363              $246,400
               Demand Notes                                    1,700,000             2,845,000
               Repurchase agreements                             900,636                66,461
                                                          ---------------       ---------------
                                                              $2,633,999            $3,157,861
                                                          ===============       ===============

         The demand notes are guaranteed by letters-of-credit.

         Short-term Investments
         ----------------------

         Short-term investments are categorized as trading securities. The estimated fair values of the company's trading securities, which are the amounts reflected in the balance sheet, are based on quoted market prices. A loss of $32,020 is included in income for the year ended January 2, 1999 compared to an unrealized gain of $70,969 for the year ended January 3, 1998.

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

         Credit Risk
         -----------

         The Company sells primarily on thirty day terms. The Company's customers are spread over a wide geographic area. As such the Company believes, that it does not have an abnormal concentration of credit risk within any one geographic area.

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

         Stock Split
         -----------

         The Company declared a five-for-four stock split effective July 21, 1998. Per share and share data have been adjusted to reflect this stock split.

         Earnings Per Share
         ------------------

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. See note 11 "Earnings Per Share" for computation of EPS.

         Stock Based Compensation
         ------------------------

         In accordance with the provisions of SFAS No. 123, the Company follows the intrinsic value based method of accounting as prescribed by APB 25, "Accounting for Stock Issued to Employees," for its stock-based compensation. Accordingly, no compensation cost is recognized.

         Segment Information
         -------------------

         The Company has one business segment, the interior furnishings business, and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

         Recent Accounting Developments
         ------------------------------

         The following Statements of Financial Accounting Standards (SFAS) were issued by the Financial Accounting Standards Board. These statements will have no effect on the Company.

         SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued February 1998. The statement requires employers with one or more defined benefit plans or one or more defined post retirement plans to provide additional disclosures about these plans. This statement is effective for fiscal years beginning after December 15, 1997.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. The statement requires derivatives to be recorded on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in fair value of the derivatives are recorded depending upon whether the instruments meet the criterion for hedge accounting. This statement is effective for fiscal years beginning after June 15, 1999.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

         The cash payments for deferred purchase price of $385,030 represents the additional consideration paid for the acquisitions of Specialty Window Coverings and Southern Interiors. Additional consideration may be due Specialty after April 3, 1999 and Southern after July 1, 1999 and July 1, 2000.

(3)      INVENTORIES
         -----------

         Inventories consisted of the following classifications:

                                                                          1998                 1997
                                                                          ----                 ----
               Raw materials & supplies                                  $5,462,938           $4,343,132
               In process & finished goods                                  262,288              235,249
                                                                     ---------------      ---------------
                                                                         $5,725,226           $4,578,381
                                                                     ===============      ===============

(4)      LEASES
         ------

         The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the Company bears the cost of maintenance and repairs and other operating expenses. Rent expense was $478,635 in 1998, $361,558 in 1997 and $248,286 in 1996.

         Commitments under these leases extend through November 2006 and are as follows:

                                               1999              $399,266
                                               2000              $286,854
                                               2001              $158,820
                                               2002               $65,804
                                               2003               $51,804
                                         Thereafter              $146,778

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(5)      COMMITMENTS
         -----------

         The Company has commitments under certain employment and non-compete agreements entered into with individuals in management positions. The commitments under these agreements are payable $296,750, $214,200 and $214,200, respectively, from 1999 through 2001 and $535,500 thereafter.

(6)      SIGNIFICANT CUSTOMERS
         ---------------------

         Sales to Fleetwood Enterprises accounted for 20.1%, 22.6% and 22.5% of Company sales in 1998, 1997 and 1996, respectively. Fleetwood operates in the manufactured housing and recreational vehicle industries. Sales to Champion Enterprises accounted for 13.5% and 14.2% of Company sales in 1998 and 1997 respectively. Champion operates solely in manufactured housing. Purchasing decisions are made at each individual plant of these customers. The Company services many of these plants and considers each of the plants it services to be an independent customer.

 (7)     LONG TERM-DEBT AND CREDIT ARRANGEMENTS
         --------------------------------------

        Long-term debt consists of the following:
                                                                                      1998                1997
                                                                                      ----                ----
        Note payable in monthly payments of $2,088 at 4% interest. Term is 15 years. This note is secured by the first mortgage on the Bloomsburg, PA
        building.                                                                     $181,170            $198,592

        Bond payable in monthly installments through November 2008.  The interest rate is variable and is currently less than 4%.  This bond is
        secured by the Company's Bloomsburg, PA property.                              325,000             350,000
                                                                                   ------------       -------------
                                                                                       506,170             548,592
        Less amount due within one year                                                 43,133              42,423
                                                                                   ------------       -------------
                                                                                      $463,037            $506,169
                                                                                   ============       =============

         On March 24, 1999 the Company closed on a bond to fund its new Goshen, Indiana facility. The principal payments on this bond and other long-term debt for the five years subsequent to January 2, 1999 are as follows:
                                            1999                       $ 88,133
                                            2000                       $103,871
                                            2001                       $104,640
                                            2002                       $105,440
                                            2003                       $126,273

(8)      EMPLOYEE BENEFIT PLANS
         ----------------------

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed 1 year of employment. Eligible employees may contribute up to 15% of their earnings with a maximum of $10,000 for 1998 based on the Internal Revenue Service annual contribution limit. The Company will match 25% of the first 4% of the employee's contributions up to 1% of each employee's earnings. Contributions are invested at the direction of the employee to one or more funds. Company contributions begin to vest after three years. Company contributions to the plan were $19,000 in 1998.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(9)      STOCK OPTIONS
         -------------

         At January 2, 1999, the Company had options outstanding under two fixed stock option plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two fixed stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net income and earning[s] per share would have been reduced to the pro forma amounts indicated below:

                                                               1998                 1997               1996
                                                               ----                 ----               ----
        Pro forma net income                                $3,026,032           $2,844,631         $3,007,470
        Pro forma earnings per share:
            Basic                                              $0.83               $0.77               $0.82
            Diluted                                            $0.78               $0.72               $0.77

         During the initial phase-in period of SFAS No. 123 the pro forma disclosure may not be representative of the impact on the net income in future years.

         Under the 1984 Incentive Stock Option Plan, which expired in 1994, the Company granted options to its employees for 804,976 shares (as adjusted for stock splits). Under the 1995 Incentive Stock Option Plan, the company may grant options to its key employees for up to 520,830 (as adjusted for stock splits) shares of common stock. Under both plans, the exercise price of the option equals the fair market price of the Company's stock on the date of the grant and an option's maximum term is 10 years. Under the 1995 Incentive Stock Option Plan 260,410 (as adjusted for stock splits) shares were granted in 1996, 7,813 (as adjusted for stock splits) shares were granted in 1997 and 168,750 (as adjusted for stock splits) shares were granted in 1998. The options granted in 1997 and 1996 vest 20% each year starting with the date of the grant. The options granted in 1998 vest 20% each year beginning at the end of the first year.

         The fair value of 1996 and 1997 option grants are estimated on the date of grant using the Flexible Binomial options-pricing method with the following weighted-average assumptions used for the grants in 1997 and 1996: dividend yield of 3.6 percent for all years; expected volatility of 40.6 percent for all years; risk-free interest rate of 6.4 percent for all years; and expected life of 3.7 years for all grants. The 1998 grant used the Black-Sholes options-pricing method with the following weighted-average assumptions: dividend yield of 2.6 percent; expected volatility of 47.7 percent; risk-free interest rate of 5.6 percent; and expected life of 5 years.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(9)      STOCK OPTIONS (Continued)
         ------------------------

         A summary of the status of the Company's outstanding stock options as of January 2, 1999, January 3, 1998 and December 28, 1996, and changes during the years ending on those dates is presented below:

                                                        1998                     1997                     1996
                                                        ----                     ----                     ----
                                                            Exercise                 Exercise                 Exercise
                                               Shares(1)    Price(2)    Shares(1)    Price(2)    Shares(1)    Price(2)
                                               ---------    --------    ---------    --------    ---------    --------
         Outstanding at beginning of year       424,124      $3.40       508,212       $3.09      404,615      $1.19
         Granted                                168,750      $8.10         7,813       $7.28      260,410      $4.80
         Exercised                              (38,367)     $0.57       (68,980)      $1.02     (156,813)     $1.05
         Forfeited                                   --         --       (22,921)      $4.82           --         --
                                              ---------               ----------                ---------
         Outstanding at year-end                554,507      $5.03       424,124       $3.40      508,212      $3.09

         Options exercisable at year-end        285,242                  274,129                  299,884
         Weighted-average fair value of
         options granted during the year         $3.21                    $1.68                    $1.68

         The following information applies to fixed stock options outstanding at January 2, 1999:

                  Number outstanding (1)                               554,507
                  Range of exercise prices                             $0.57 to $8.10
                  Weighted-average exercise price                      $5.03
                  Weighted-average remaining contractual life          8.7 years

         -----------------------
(1) As adjusted for the four-for-three stock split in June 1996 and the five-for-four stock splits in June 1997 and July 1998.
(2)      Based on the weighted-average exercise price.

(10)     INCOME TAXES
         ------------

         A summary of income taxes from continuing operations is as follows:

                                                   1998                      1997                      1996
                                                   ----                      ----                      ----
        Current:
           Federal                                    $1,410,000               $1,322,000                $1,350,000
           State                                         275,000                  247,000                   221,000
        Deferred                                          33,000                   72,000                    43,000
                                           ----------------------    ---------------------     ---------------------
        Total                                         $1,718,000               $1,641,000                $1,614,000
                                           ======================    =====================     =====================


                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(10)     INCOME TAXES (Continued)
         -----------------------

         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax liability relate to the following:

                                                                                       1998              1997
                                                                                       ----              ----
        Property and equipment, due to differences in depreciation                    $241,000          $187,000
        Installment sale of land & building                                                 --            12,500
        Inventories, due to additional cost
            recorded for income tax purposes                                           (17,000)          (13,000)
        Accounts receivable, due to allowance
            for doubtful accounts                                                      (42,000)          (83,000)
        Accrued liabilities, due to expenses not yet
            deductible for income tax purposes                                         (18,000)           27,500
                                                                                ---------------    --------------

        Net deferred income tax liability                                             $164,000          $131,000
                                                                                ===============    ==============

         The net deferred income tax liability is presented in the balance sheets as follows:

                                                      1998              1997
                                                      ----              ----
        Current Asset                                $103,000         $ 80,000
        Long-term Liability                           267,000          211,000

         The effective income tax rate varied from the statutory Federal tax rate as follows:

                                                      1998              1997              1996
                                                      ----              ----              ----
        Federal statutory rate                        34.0%             34.0%             34.0%
        State income taxes, net of
            federal income tax benefit                 4.0               3.8               3.3
        Other                                         (2.2)             (2.7)             (2.8)
                                                      -----            -----             -----
        Effective income tax rate                     35.8%             35.1%             34.5%
                                                      =====             =====            =====

 (11)    EARNINGS PER SHARE
         ------------------

         In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                             1998                  1997                  1996
                                                             ----                  ----                  ----
        Numerator:
            Net income                                        $3,080,895            $2,898,339           $3,065,220
                                                       ==================    ==================    =================
        Denominator:
            Weighted-average number of
            common shares outstanding                          3,631,457             3,714,838            3,646,830

            Dilutive effect of
            stock options on net income                          249,162               253,542              277,560
                                                       ------------------    ------------------    -----------------

                                                               3,880,619             3,968,380            3,924,390
                                                       ------------------    ------------------    -----------------

        Diluted earnings per share:                                $0.79                 $0.73                $0.78
                                                       ==================    ==================    =================

                                              DECORATOR INDUSTRIES, INC.
                                            NOTES TO FINANCIAL STATEMENTS

 (12)    QUARTERLY FINANCIAL INFORMATION
         -------------------------------

                                              First           Second           Third           Fourth
         1998                                Quarter          Quarter         Quarter          Quarter           Year
         ----                                -------          -------         -------          -------           ----
         Net Sales                           $12,649,704      $13,709,226     $13,210,272      $12,397,627     $51,966,829
         Gross Profit                         $2,986,507       $3,009,633      $2,795,094       $2,629,270     $11,420,504
         Net Income                             $879,888         $911,903        $711,515         $577,589      $3,080,895
         Earnings Per
         Common Share:
             Continuing Operations                 $0.24            $0.25           $0.20            $0.16           $0.85
             Basic                                 $0.24            $0.25           $0.20            $0.16           $0.85
             Diluted                               $0.22            $0.23           $0.19            $0.15           $0.79
         Average Common
         Shares Outstanding:
             Basic                             3,655,994        3,662,245       3,639,427        3,573,056       3,631,457
             Diluted                           3,885,200        3,948,675       3,918,211        3,775,283       3,880,619

                                              First           Second           Third           Fourth
         1997                                Quarter          Quarter         Quarter          Quarter           Year
         ----                                -------          -------         -------          -------           ----

         Net Sales                            $9,386,543      $11,777,358     $11,051,332      $11,180,690     $43,395,923
         Gross Profit                         $2,464,389       $2,968,229      $2,545,621       $2,681,567     $10,659,806
         Net Income                             $702,606         $879,544        $636,223         $679,966      $2,898,339
         Earnings Per
         Common Share:
             Continuing Operations                 $0.19            $0.25           $0.20            $0.18           $0.82
             Basic                                 $0.19            $0.24           $0.17            $0.18           $0.78
             Diluted                               $0.18            $0.22           $0.16            $0.17           $0.73
         Average Common
         Shares Outstanding:
             Basic                             3,708,145        3,724,564       3,734,516        3,690,828       3,714,838
             Diluted                           3,993,858        3,967,754       3,989,620        3,922,290       3,968,380

                     REPORT OF INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE




The Board of  Directors
  and Stockholders of
Decorator Industries, Inc.



         The audit referred to in our opinion dated February 20, 1999 of the financial statements as of January 2, 1999 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in item 14 (a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.





                                             LOUIS PLUNG & COMPANY, LLP
                                             Certified Public Accountants









Pittsburgh, Pennsylvania
February 20, 1999

                           DECORATOR INDUSTRIES, INC.
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                COLUMN A                       COLUMN B                  COLUMN C                 COLUMN D          COLUMN E
                                                                        Additions
                                                                    (1)              (2)
                                                                Charged to       Charged to
                                              Balance at           Costs            Other                          Balance at
                                              Beginning             And           Accounts       Deductions           End
Description                                   of Period          Expenses         Described       Described        of Period
-----------                                   ---------          --------         ---------       ---------        ---------
DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

                  1998                         $218,018           $68,471            -0-          $174,783(A)       $111,706

                  1997                          232,302            (4,000)           -0-            10,284(A)        218,018

                  1996                          229,722            40,000            -0-            37,420(A)        232,302

(A) Write-off bad debts