Form 10-Q
period 1999-04-03
DECORATOR INDUSTRIES INC
filed 1999-05-17
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                              25-1001433
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


10011 Pines Blvd., Suite #201, Pembroke Pines, Florida         33024
------------------------------------------------------       ----------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X . No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of each class                           Outstanding at May 7, 1999
        -------------------                           --------------------------
Common Stock, Par Value $.20 Per Share                         3,445,396

                                          PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
------    --------------------

                           DECORATOR INDUSTRIES, INC.
                                  BALANCE SHEET

                                                      April 3, 1999        Jan. 2, 1999
                                  ASSETS              -------------        ------------
                                  ------               (UNAUDITED)
Current Assets:
    Cash and Cash Equivalents                           $1,503,963          $2,633,999
    Short-term Investments                               1,862,746             861,032
    Accounts Receivable, less allowance for
        doubtful accounts ($124,753 and $111,706)        4,966,576           3,847,435
    Inventories                                          5,012,951           5,725,226
    Other Current Assets                                   375,163             349,394
                                                        ----------          ----------
Total Current Assets                                    13,721,399          13,417,086
                                                        ----------          ----------

Property and Equipment:
    Land, Buildings & Improvements                       3,938,288           2,676,183
    Machinery, Equipment, Furniture and Fixtures         4,235,432           4,124,579
                                                        ----------          ----------
Total Property and Equipment                             8,173,720           6,800,762
    Less:  Accumulated Depreciation and Amortization     2,750,885           2,635,683
                                                        ----------          ----------
Net Property and Equipment                               5,422,835           4,165,079
                                                        ----------          ----------
Goodwill, less accumulated
    amortization of $1,097,672 and $1,070,336            3,261,246           3,288,582
Other Assets                                               233,025             591,947
                                                        ==========          ==========
Total Assets                                           $22,638,505         $21,462,694
                                                        ==========          ==========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Current Liabilities:
    Accounts Payable                                   $3,602,417           $2,869,889
    Current Maturities of Long-term Debt                  101,901               43,133
    Accrued Expenses:
        Income Taxes                                      255,657               ------
        Compensation                                      894,557            1,373,572
        Other                                             818,653              886,331
                                                       ----------          -----------
Total Current Liabilities                               5,673,185            5,172,925
                                                       ----------          -----------

Long-Term Debt                                          1,892,213              463,037
Deferred Income Taxes                                     278,000              267,000
                                                       -----------         -----------
Total Liabilities                                       7,843,398            5,902,962
                                                       -----------         -----------

Stockholders' Equity
    Common stock $.20 par value: Authorized
       shares, 10,000,000;
       Issued shares, 4,406,956 and 4,369,866             881,391              874,007
    Paid-in Capital                                     1,413,575            1,396,914
    Retained Earnings                                  17,213,621           16,756,377
                                                       -----------         -----------
                                                       19,508,587           19,027,298
    Less:  Treasury stock, at cost:  977,572
       and 812,500 shares                               4,713,480            3,467,566
                                                       ----------          -----------
Total Stockholders' Equity                             14,795,107           15,559,732
                                                       ----------          -----------
Total Liabilities and Stockholders' Equity            $22,638,505          $21,462,694
                                                      ===========          ===========

    The accompanying notes are an integral part of the financial statements.

                                            DECORATOR INDUSTRIES, INC.
                                               STATEMENT OF EARNINGS
                                                    (UNAUDITED)

                                                                    FOR THIRTEEN WEEKS ENDED:
                                                    -------------------------------------------------------
                                                            April 3, 1999                April 4, 1998
                                                            -------------                -------------
Net Sales                                            $13,211,871      100.00%     $12,649,704       100.00%
Cost of Products Sold                                 10,314,840       78.07%       9,663,191        76.39%
                                                    -------------                -------------
Gross Profit                                           2,897,031       21.93%       2,986,513        23.61%
Selling and Administrative Expenses                    1,781,393       13.48%       1,662,130        13.14%
                                                    -------------                -------------
Operating Income                                       1,115,638        8.45%       1,324,383        10.47%
Other Income (Expense):
    Interest and Investment Income                        17,906        0.13%          70,836         0.56%
    Interest Expense                                     (4,528)       -0.03%         (3,324)        -0.03%
                                                    -------------                -------------
Earnings Before Income Taxes                           1,129,016        8.55%       1,391,895        11.00%
Provision for Income Taxes                               426,000        3.23%         512,000         4.05%
                                                    =============                =============
Net Income                                              $703,016        5.32%        $879,895         6.96%
                                                    =============                =============

Earnings Per Share:
    Basic                                                  $0.20                        $0.24
                                                           =====                        =====
    Diluted                                                $0.19                        $0.22
                                                           =====                        =====
Weighted-Average Number of Shares Outstanding:
    Basic                                              3,526,904                    3,655,994
    Diluted                                            3,694,190                    3,885,200


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THIRTEEN WEEKS ENDED:
                                                               April 3, 1999           April 4, 1998
                                                               -------------           -------------
Cash Flows From Operating Activities:
    Net Income                                                    $703,016               $879,895
    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
        Depreciation and Amortization                              156,833                134,270
        Provision for Losses on Accounts Receivable                 13,000                 14,000
        Loss on Disposal of Assets                                   3,833                  1,725
    Increase (Decrease) from Changes in:
        Accounts Receivable                                      (878,122)             (1,284,138)
        Inventory                                                  712,275               (277,607)
        Prepaid Expenses                                             8,245               (211,508)
        Other Assets                                               358,922               (114,631)
        Accounts Payable                                           732,528              1,125,593
        Accrued Expenses                                         (291,036)               (147,058)
                                                             -------------           ------------
Net Cash Provided by Operating Activities                        1,519,494                120,541
                                                             -------------           ------------

Cash Flows From Investing Activities:
    Capital Expenditures                                       (1,391,086)               (168,111)
    Short-term Investments                                     (1,001,714)                389,252
    Note Receivable                                                    ---                 20,000
                                                          -----------------          ------------
Net Cash Provided by (Used in) Investing Activities            (2,392,800)                241,141
                                                          -----------------          ------------

Cash Flows From Financing Activities:
    Long-term Debt Payments                                       (12,056)                (10,301)
    Proceeds from Debt on New Building                          1,222,965                    ---
    Dividend Payments                                            (245,772)               (205,386)
    Proceeds from Exercise of Stock Options                        18,833                   7,619
    Issuance of Stock for Directors' Compensation                  12,500                  12,180
    Purchase of Common Stock for Treasury                      (1,253,200)                   ---
                                                          -----------------         -------------
Net Cash Used in Financing Activities                            (256,730)               (195,888)
Net Increase (Decrease) in Cash and Cash Equivalents           (1,130,036)                165,794
Cash and Cash Equivalents at Beginning of Year                  2,633,999               3,157,861
                                                          ================          -------------
Cash and Cash Equivalents at End of Period                     $1,503,963              $3,323,655
                                                          ================          =============

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
    Interest                                                       $6,334                  $6,541
    Income Taxes                                                  $26,147                 $31,897



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 3, 1999, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended April 3, 1999 and April 4, 1998.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 2, 1999. The results of operations for the thirteen week periods ended April 3, 1999 and April 4, 1998 are not necessarily indicative of operating results for the full year.

NOTE 3.        INVENTORIES
               -----------
               Inventories at April 3, 1999 and January 2, 1999 consisted of the following:

                                              April 3, 1999      January 2, 1999
                                              -------------      ---------------
                          Raw Material
                          and Supplies          $ 4,674,561        $ 5,462,938
                          In Process and
                          Finished Goods            338,390            262,288
                                               ============        ===========
                          Total Inventory       $ 5,012,951        $ 5,725,226
                                               ============        ===========
NOTE 4.         EARNINGS PER SHARE
                ------------------
                Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                 April 3, 1999     April 4, 1998
                                                 -------------     -------------
                 Numerator:
                     Net income                      $ 703,016       $ 879,895
                                                     =========       =========

                 Denominator:
                     Weighted-average number of
                     common shares outstanding       3,526,904       3,655,994

                     Dilutive effect of
                     stock options on net income       167,286         229,206
                                                     ---------    --------------
                                                     3,694,190       3,885,200
                                                     =========    ==============
                 Diluted earnings per share:           $0.19            $0.22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the First Quarter 1999.

                                         April 3, 1999      January 2, 1999
                                         -------------      ---------------
           Current Ratio                      2:42               2:59
           Quick Ratio                        1:54               1:49
           LT Debt to Total Capital          13.79%              3.45%
           Working Capital                 $8,048,214         $8,244,161

Days sales outstanding in accounts receivable were 34.2 days at April 3, 1999 compared to 35.3 days at April 4, 1998. Accounts receivable increased by more than 29%. Inventories were reduced by 12% during the quarter. A significant use of working capital was for the purchase of Common Stock for Treasury ($1,253,200) during the quarter.

In February 1999, the construction of a new building in Goshen, Indiana was completed at a cost of approximately $1,240,000. This building replaced a leased facility. During 1999, the Company was awarded an industrial revenue bond in the amount of $1,500,000, the net proceeds of which will be used for the funding of this building and the purchase of equipment at this location. Cash and Short-Term Investments totaled $3,366,709 at April 3, 1999. Management does not foresee any events which will adversely affect its liquidity during 1999, and, further, the Company's financial condition is more than adequate to finance internal growth and any additional acquisitions of businesses.

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                               First             First
                                              Quarter           Quarter
                                                1999             1998
                                                ----             ----
                    Earnings Ratios
                    ---------------
         Net sales                            100.0%            100.0%
         Cost of products sold                  78.1              76.4
         Selling and administrative             13.5              13.1
         Interest and investment income         (0.1)             (0.6)
         Interest expense                        0.0               0.0
         Income taxes                            3.2               4.1
         Net income                              5.3               7.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)
--------------------------------------------------------------------------------

Thirteen Week Period Ended April 3, 1999, (First Quarter 1999) compared to Thirteen Week Period Ended April 4, 1998, (First Quarter 1998)
--------------------------------------------------------------

Net sales for the First Quarter 1999 were $13,211,871, compared to $12,649,704 for the same period in the previous year, a 4.4% increase. This increase was the result of growth in sales to the recreational vehicle market.

Cost of products sold increased to 78.1% in the First Quarter 1999 compared to 76.4% a year ago. This increase is largely attributable to (1) a change in the product mix including the increased sales to recreational vehicle manufacturers and (2) productivity issues resulting in excessive labor costs and (3) market conditions which have resulted in a lowering of operating margins.

Selling and administrative expenses were $1,781,393 in the First Quarter 1999 versus $1,662,130 in the First Quarter 1998. A portion of the increased expenses, approximately $40,000, results from the relocation of the Goshen facility during the quarter.

Interest and investment income was $53,000 less in the First Quarter 1999 than the amount earned in the First Quarter 1998. The lower income in the current period was due to a market loss on investments versus a market gain a year ago and from smaller investable balances in the current quarter.

Net income decreased to $703,016 from $879,895 for the same period a year ago but improved from $577,589 achieved in the prior quarter. Basic earnings per share decreased to 20 cents per share from 24 cents in the first quarter of last year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)
-------------------------------------------------------------------------------

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


                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)      Exhibits:

                           27.I - Financial data schedule, filed herewith.

          (b) No reports on Form 8-K were filed by the Company during the quarterly period ended April 3, 1999.


                                          SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DECORATOR INDUSTRIES, INC.
                                                       (Registrant)



                         Date: May 17, 1999    By: /s/  William A. Bassett
                  .                                -------------------------
                                                   William A. Bassett, President

                         Date: May 17, 1999    By: /s/  Michael K. Solomon
                                                   -------------------------
                                                   Michael K. Solomon, Treasurer