Form 10-Q
period 1999-07-03
DECORATOR INDUSTRIES INC
filed 1999-08-13
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                                  25-1001433
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)

         10011 Pines Blvd., Suite #201, Pembroke Pines, Florida        33024
                  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]     No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of each class                     Outstanding at August 6, 1999
         -------------------                     -----------------------------
 Common Stock, Par Value $.20 Per Share                    3,370,271


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
------    --------------------

                           DECORATOR INDUSTRIES, INC.
                                  BALANCE SHEET
                                                                               July 3, 1999           Jan. 2, 1999
                                                                               ------------           ------------
                                  ASSETS                                        (UNAUDITED)
                                  ------
Current Assets:
    Cash and Cash Equivalents                                                        $1,384,562           $2,633,999
    Short-term Investments                                                            1,853,701              861,032
    Accounts Receivable, less allowance for
        doubtful accounts ($138,033 and $111,706)                                     5,208,680            3,847,435
    Inventories                                                                       5,378,153            5,725,226
    Other Current Assets                                                                361,740              349,394
                                                                            --------------------    -----------------
Total Current Assets                                                                 14,186,836           13,417,086
                                                                            --------------------    -----------------

Property and Equipment:
    Land, Buildings & Improvements                                                    4,002,886            2,676,183
    Machinery, Equipment, Furniture and Fixtures                                      4,391,933            4,124,579
                                                                            --------------------    -----------------
Total Property and Equipment                                                          8,394,819            6,800,762
    Less:  Accumulated Depreciation and Amortization                                  2,811,558            2,635,683
                                                                            --------------------    -----------------
Net Property and Equipment                                                            5,583,261            4,165,079
                                                                            --------------------    -----------------
Goodwill, less accumulated
    amortization of $1,128,014 and $1,070,336                                         3,623,542            3,288,582
Other Assets                                                                            469,864              591,947
                                                                            --------------------    -----------------
Total Assets                                                                        $23,863,503          $21,462,694
                                                                            ====================    =================

                    LIABILITIES & STOCKHOLDERS' EQUITY
                    ----------------------------------
Current Liabilities:
    Accounts Payable                                                                 $4,403,901           $2,869,889
    Current Maturities of Long-term Debt                                                103,607               43,133
    Accrued Expenses:
        Income Taxes                                                                    169,748               ------
        Compensation                                                                  1,078,562            1,373,572
        Other                                                                           881,982              886,331
                                                                            --------------------    -----------------
Total Current Liabilities                                                             6,637,800            5,172,925
                                                                            --------------------    -----------------

Long-Term Debt                                                                        1,862,839              463,037
Deferred Income Taxes                                                                   296,000              267,000
                                                                            --------------------    -----------------
Total Liabilities                                                                     8,796,639            5,902,962
                                                                            --------------------    -----------------

Stockholders' Equity
    Common stock $.20 par value: Authorized shares, 10,000,000;
       Issued shares, 4,408,831 and 4,373,916                                           881,391              874,784
    Paid-in Capital                                                                   1,418,364            1,396,137
    Retained Earnings                                                                17,818,749           16,756,377
                                                                            --------------------    -----------------
                                                                                     20,118,504           19,027,298
    Less:  Treasury stock, at cost:  1,022,646 and 812,500 shares                     5,051,640            3,467,566
                                                                            --------------------    -----------------
Total Stockholders' Equity                                                           15,066,864           15,559,732
                                                                            --------------------    -----------------

Total Liabilities and Stockholders' Equity                                          $23,863,503          $21,462,694
                                                                            ====================    =================

    The accompanying notes are an integral part of the financial statements.



                           DECORATOR INDUSTRIES, INC.
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                       FOR THIRTEEN WEEKS ENDED:                             FOR TWENTY-SIX WEEKS ENDED:
                             -------------------------------------------------  ----------------------------------------------------
                                 July 3, 1999              July 4, 1998               July 3, 1999               July 4, 1998
                                 ------------              ------------               ------------               ------------
Net sales                     $14,382,345   100.00%     $13,709,226   100.00%      $27,594,217    100.00%     $26,358,930   100.00%
Cost of products sold          11,153,416    77.55%      10,699,593    78.05%       21,468,449     77.80%      20,362,790    77.25%
                             -------------           ---------------            ---------------            ---------------
Gross profit                    3,228,929    22.45%       3,009,633    21.95%        6,125,768     22.20%       5,996,140    22.75%
Selling and
Administrative expenses         1,859,514    12.93%       1,686,503    12.30%        3,640,716     13.19%       3,348,633    12.70%
                             -------------           ---------------            ---------------            ---------------
Operating income                1,369,415     9.52%       1,323,130     9.65%        2,485,052      9.01%       2,647,507    10.04%
Interest and
investment income                  12,950    -0.09%          78,651    -0.57%           30,857     -0.11%         149,486    -0.57%
Interest expense                  (23,686)    0.17%          (2,878)    0.02%          (28,214)     0.10%          (6,203)    0.02%
                             -------------           ---------------            ---------------            ---------------
Earnings before                 1,358,679     9.44%       1,398,903    10.20%        2,487,695      9.02%       2,790,790    10.59%
income taxes
Provision for income taxes        514,000     3.57%         487,000     3.55%          940,000      3.41%         999,000     3.79%
                             -------------           ---------------            ---------------            ---------------
Net income                    $   844,679     5.87%      $  911,903     6.65%      $ 1,547,695      5.61%      $1,791,790     6.80%
                             =============           ===============            ===============            ===============

Earnings per share:
    Basic                           $0.25                     $0.25                      $0.45                      $0.49
                                    =====                     =====                      =====                      =====
    Diluted                         $0.24                     $0.23                      $0.43                      $0.45
                                    =====                     =====                      =====                      =====

Weighted-average number of
 shares outstanding:
    Basic                       3,418,314                 3,662,245                  3,472,609                  3,659,120
    Diluted                     3,575,523                 3,948,675                  3,634,857                  3,916,938

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR TWENTY-SIX WEEKS ENDED:
                                                                               July 3, 1999           July 4, 1998
                                                                               ------------           ------------
Cash Flows From Operating Activities:
    Net income                                                                     $1,547,695              $1,791,790
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                 324,108                 272,236
        Provision for losses on accounts receivable                                    26,000                  26,000
        Deferred taxes                                                                 14,000                (21,000)
        (Gain) loss on disposal of assets                                             (1,137)                 (2,644)
        (Increase) decrease in accounts receivable                                (1,307,927)             (1,235,519)
        (Increase) decrease in inventories                                            347,073             (1,075,214)
        (Increase) decrease in prepaid expenses                                        25,668               (116,348)
        (Increase) decrease in other assets                                           122,083               (440,625)
        Increase (decrease) in accounts payable                                     1,534,012               2,084,989
        Increase (decrease) in accrued expenses                                     (129,611)               (217,357)
                                                                       -----------------------     -------------------
Net Cash Provided by Operating Activities                                           2,501,964              1,066,308
                                                                       -----------------------     -------------------

Cash Flows From Investing Activities:
    Capital expenditures                                                          (1,689,760)               (318,634)
    Proceeds from property dispositions                                                 6,100                   5,135
    Short-term investments                                                          (992,669)                (56,343)
    Note receivable                                                                    ------                  40,000
    Net cash paid for acquisitions                                                  (392,638)               (385,781)
                                                                       -----------------------     -------------------
Net Cash Used in Investing Activities                                             (3,068,967)               (715,623)
                                                                       -----------------------     -------------------

Cash Flows From Financing Activities:
    Long-term debt payments                                                          (39,724)                (22,852)
    Dividend payments                                                               (485,140)               (410,428)
    Proceeds on debt from new building                                              1,397,667                  ------
    Proceeds from exercise of stock options                                            18,833                   7,619
    Purchase of common stock for treasury                                         (1,599,808)                  ------
    Issuance of stock for director's compensation                                      25,738                  25,000
                                                                       -----------------------     -------------------
Net Cash Used in Financing Activities                                                (682,434)               (400,661)
                                                                       -----------------------     -------------------
Net (decrease) in cash and cash equivalents                                        (1,249,437)                (49,976)
Cash and cash equivalents at beginning of year                                      2,633,999               3,157,861
                                                                       ----------------------      -------------------
Cash and Cash Equivalents at End of Period                                         $1,384,562              $3,107,885
                                                                       =======================     ===================

Supplemental disclosures of cash flow information: Cash paid for:
    Interest                                                                          $25,268                 $17,828
    Income taxes                                                                     $612,375                $900,820

Cash flows from acquisitions:
    Purchase price                                                                   $392,638                $385,781



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              TWENTY-SIX WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 3, 1999, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended July 3, 1999 and July 4, 1998.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 2, 1999. The results of operations for the twenty-six week periods ended July 3, 1999 and July 4, 1998 are not necessarily indicative of operating results for the full year.

NOTE 3.           INVENTORIES
                  -----------

                  Inventories at July 3, 1999 and January 2, 1999 consisted of the following:

                                                                July 3, 1999            January 2, 1999
                                                                ------------            ---------------
                          Raw Material
                          and Supplies                             $5,129,064                $ 5,462,938
                          In Process and
                          Finished Goods                              249,089                    262,288
                                                         ---------------------      ---------------------
                          Total Inventory                         $ 5,378,153                $ 5,725,226
                                                         =====================      =====================

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

                                                        Thirteen weeks ended:                   Twenty-six weeks ended:
                                                        ---------------------                   -----------------------
                                                   July 3, 1999       July 4, 1998        July 3, 1999        July 4, 1998
                                                   ------------       ------------        ------------        ------------
                  Numerator:
                      Net income                        $844,679            $911,903          $1,547,695         $1,791,790
                                                  ===============    ================    ================    ===============
                  Denominator:
                   Weighted-average number
                   of  common shares
                   outstanding                         3,418,314           3,662,245           3,472,609          3,659,120

                   Dilutive effect of
                   stock options on net
                   income                                157,209             286,430             162,248            257,818
                                                  ---------------    ----------------    ----------------    ---------------

                                                       3,575,523           3,948,675           3,634,857          3,916,938
                                                  ===============    ================    ================    ===============

                  Diluted earnings per
                   share:                                  $0.24               $0.23               $0.43              $0.45
                                                  ===============    ================    ================    ===============


 Item 2. Management's Discussion and Analysis of Financial Condition and Results
 -------------------------------------------------------------------------------
 of Operations.
 --------------


FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Second Quarter 1999.

                                                           July 3, 1999             January 2, 1999
                                                           ------------             ---------------
                  Current Ratio                                2:14                      2:59
                  Quick Ratio                                  1:33                      1:49
                  LT Debt to Total Capital                    13.13%                     3.45%
                  Working Capital                           $7,549,036                $8,244,161

Days sales outstanding in accounts receivable were 32.9 days at July 3, 1999 compared to 32.2 days at July 4, 1998. Accounts receivable increased by 35% while inventories have decreased 6% during 1999. A significant use of working capital was for the purchase of Common Stock for Treasury ($1,599,808) during 1999. Capital expenditures total $1,689,760 for the first six months of 1999. The capital expenditures have, in part, been funded by a $1,500,000 industrial revenue bond issued for the construction of our new Goshen, Indiana facility and equipment at that location.

Cash and Short-Term Investments totaled $3,238,263 at July 3, 1999. Management does not foresee any events which will adversely affect its liquidity during 1999, and, further, the Company's financial condition is more than adequate to finance internal growth and any additional acquisitions of businesses.

RESULTS OF OPERATIONS

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                                            Second                    Second
                                                           Quarter         YTD        Quarter        YTD
                                                             1999         1999         1998         1998
                                                             ----         ----         ----         ----
                             Earnings Ratios
                             ---------------
                  Net sales                                 100.0%        100.0%       100.0%       100.0%
                  Cost of products sold                      77.55         77.80        78.05        77.25
                  Selling and administrative                 12.93         13.19        12.30        12.70
                  Interest and investment income             (0.09)        (0.11)       (0.57)       (0.57)
                  Interest expense                            0.17          0.10         0.02         0.02
                  Income taxes                                3.57          3.41         3.55         3.79
                  Net income                                  5.87          5.61         6.65         6.80


                                        5

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations. (Continued)
--------------

Thirteen Week Period Ended July 3, 1999, (Second Quarter 1999) compared to Thirteen Week Period Ended July 4, 1998, (Second Quarter 1998)
--------------------------------------------------------------

Net sales for the Second Quarter 1999 were $14,382,345, compared to $13,709,226 for the same period the previous year, a 4.9% increase. This increase was the result of growth in sales to the recreational vehicle industry and to a lesser degree, increased sales to the manufactured housing industry.

Cost of products sold decreased to 77.5% in the Second Quarter 1999 compared to 78.0% a year ago. This decrease was the result of reduced material costs, offset in part by somewhat higher labor costs.

Selling and administrative expenses were 12.9% in the Second Quarter 1999 versus 12.3% in the Second Quarter 1998. The increase is the result of additional personnel required to support the higher levels of business activity.

Interest and investment income was $66,000 less in the Second Quarter 1999 than the amount earned in the Second Quarter 1998. The lower income in the current period was due to a market loss on investments versus a market gain a year ago and from smaller investable balances in the current quarter.

Net income decreased to $844,679 from $911,903 for the same period a year ago but improved from $703,016 achieved in the prior quarter. Diluted earnings per share increased to 24 cents per share from 23 cents in the second quarter of last year.


Twenty-six Week Period Ended July 3, 1999, (First Six Months of 1999) compared to Twenty-six Week Period Ended July 4, 1998, (First Six Months of 1998)
---------------------------------------------------------------------

Net sales for the first six months 1999 were $27,594,217 up from $26,358,930 in the prior year, a 4.7% increase. The bulk of the increase comes from sales to the recreational vehicle industry.

Cost of products sold increased to 77.8% in the first six months of 1999 compared to 77.2% a year ago. The increase is the result of higher costs associated with the growth of the recreational vehicle business.

Selling and administrative expenses were 13.2% in the first six months of 1999 versus 12.7% in the first six months of 1998. The increase results from additional personnel required to support the higher levels of business activity and the relocation of the Goshen facilities.

Interest and investment income was $119,000 less in the first six months of 1999 compared to a year ago. The lower income was due to a market loss on investments versus a market gain a year ago and from smaller investable balances in the current period.

Net income for the six months decreased to $1,547,695 or 43 cents per share (diluted) compared to $1,791,790 or 45 cents per share (diluted) in the same period of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations. (Continued)
--------------


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

Based on management's assessment, the Company determined that it would be required to modify or replace portions of its software and hardware so that its computer systems will properly recognize dates beyond December 31, 1999. The majority of the Company's manufacturing processes are not dependent on computers. The Company presently believes that its planned modification or replacement of software and hardware will mitigate the Year 2000 issue. If such modifications and replacements are not made, or are not completed timely, the Year 2000 issue would not have a material adverse effect on the Company. The Company has created no formal contingency plans in the event that the Year 2000 readiness is not completed on schedule. However, even if such modifications are not completed or completed timely, the Company believes that this would cause only minor problems and delays.

The Company plans to complete the Year 2000 project in October 1999. The total cost incurred to date related to the Year 2000 project, which have been charged to expense, have not been material, and the Company does not anticipate that the expected remaining costs will be material.

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

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
------------------------------------------

(a)      Exhibits:


                           27J - Financial data schedule, filed herewith.


(b) No reports on Form 8-K were filed by the Company during the quarterly period ended July 3, 1999.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DECORATOR INDUSTRIES, INC.
                                                          (Registrant)



         Date: August 9, 1999             By: /s/  William A. Bassett
               --------------                 ----------------------------------
                                          William A. Bassett, President

         Date: August 9, 1999             By: /s/  Michael K. Solomon
               --------------                 ----------------------------------
                                          Michael K. Solomon, Treasurer