Form 10-Q
period 1999-10-02
DECORATOR INDUSTRIES INC
filed 1999-11-15
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1999

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

                           Yes  X   No
                               ---     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          TITLE OF EACH CLASS                   OUTSTANDING AT NOVEMBER 5, 1999
          -------------------                   -------------------------------
Common Stock, Par Value $.20 Per Share                     3,257,109

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
-------   ---------------------

                           DECORATOR INDUSTRIES, INC.
                                  BALANCE SHEET

                                                                              October 2, 1999         Jan. 2, 1999
                                                                              ---------------         ------------
                                  ASSETS                                        (UNAUDITED)
                                  ------
CURRENT ASSETS:
    Cash and Cash Equivalents                                                   $   678,569           $ 2,633,999
    Short-term Investments                                                          956,489               861,032
    Accounts Receivable, less allowance for
        doubtful accounts ($161,730 and $111,706)                                 4,698,352             3,847,435
    Inventories                                                                   6,399,840             5,725,226
    Other Current Assets                                                            418,862               349,394
                                                                                -----------           -----------
TOTAL CURRENT ASSETS                                                             13,152,112            13,417,086
                                                                                -----------           -----------

Property and Equipment:
    Land, Buildings & Improvements                                                4,096,728             2,676,183
    Machinery, Equipment, Furniture and Fixtures                                  4,706,765             4,124,579
                                                                                -----------           -----------
                                                                                  8,803,493             6,800,762
Total Property and Equipment
    Less:  Accumulated Depreciation and Amortization                              2,957,538             2,635,683
                                                                                -----------           -----------
Net Property and Equipment                                                        5,845,955             4,165,079
                                                                                -----------           -----------
Goodwill, less accumulated
    amortization of $1,158,943 and $1,070,336                                     3,679,894             3,288,582
Other Assets                                                                        279,907               591,947
                                                                                -----------           -----------
TOTAL ASSETS                                                                    $22,957,868           $21,462,694
                                                                                ===========           ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY
                    ----------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                                            $ 4,121,239           $ 2,869,889
    Current Maturities of Long-term Debt                                            103,684                43,133
    Accrued Expenses:
        Compensation                                                              1,331,183             1,373,572
        Other                                                                       754,239               886,331
                                                                                -----------           -----------
TOTAL CURRENT LIABILITIES                                                         6,310,345             5,172,925
                                                                                -----------           -----------

Long-Term Debt                                                                    1,837,100               463,037
Deferred Income Taxes                                                               322,000               267,000
                                                                                -----------           -----------
TOTAL LIABILITIES                                                                 8,469,445             5,902,962
                                                                                -----------           -----------

Stockholders' Equity
    Common stock $.20 par value: Authorized shares, 10,000,000;
       Issued shares, 4,408,831 and 4,373,916                                       881,391               874,784
    Paid-in Capital                                                               1,422,449             1,396,137
    Retained Earnings                                                            18,148,432            16,756,377
                                                                                -----------           -----------
                                                                                 20,452,272            19,027,298
    Less:  Treasury stock, at cost:  1,153,290 and 812,500 shares                 5,963,849             3,467,566
                                                                                -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                                       14,488,423            15,559,732
                                                                                -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $22,957,868           $21,462,694
                                                                                ===========           ===========

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                               FOR THIRTEEN WEEKS ENDED:
                                   ---------------------------------------------------
                                       OCTOBER 2, 1999           OCTOBER 3, 1998
                                       ---------------           ---------------
Net sales                             $13,171,213   100.00%     $13,210,272   100.00%
Cost of products sold                  10,494,572    79.68%      10,415,178    78.84%
                                   ---------------           ---------------
Gross profit                            2,676,641    20.32%       2,795,094    21.16%
Selling and
Administrative expenses                 1,767,151    13.42%       1,688,577    12.78%
                                   ---------------           ---------------
Operating income                          909,490     6.90%       1,106,517     8.38%
Interest and
investment income                          10,723    -0.08%          26,444    -0.20%
Interest expense                          (22,946)    0.17%          (3,446)    0.03%
                                   ---------------           ---------------
Earnings before                           897,267     6.81%       1,129,515     8.55%
income taxes
Provision for income taxes                339,000     2.57%         418,000     3.16%
                                   ---------------           ---------------
NET INCOME                                558,267     4.24%         711,515     5.39%
                                   ===============           ===============

EARNINGS PER SHARE:
    Basic                                   $0.17                     $0.20
                                            =====                     =====
    Diluted                                 $0.16                     $0.19
                                            =====                     =====

Weighted-average number of
  shares outstanding:
    Basic                               3,335,317                 3,639,427
    Diluted                             3,479,267                 3,918,213

[RESTUBBED TABLE]

                                              FOR THIRTY-NINE WEEKS ENDED:
                                   ---------------------------------------------------
                                       OCTOBER 2, 1999           OCTOBER 3, 1998
                                       ---------------           ---------------
Net sales                            $40,765,429    100.00%     $39,569,202   100.00%
Cost of products sold                 31,963,021     78.41%      30,777,968    77.78%
                                   --------------            ---------------
Gross profit                           8,802,408     21.59%       8,791,234    22.22%
Selling and
Administrative expenses                5,407,867     13.26%       5,037,211    12.73%
                                   --------------            ---------------
Operating income                       3,394,541      8.33%       3,754,023     9.49%
Interest and
investment income                         41,580     -0.10%         175,930    -0.44%
Interest expense                         (51,160)     0.13%          (9,648)    0.02%
                                   --------------            ---------------
Earnings before                        3,384,961      8.30%       3,920,305     9.91%
income taxes
Provision for income taxes             1,279,000      3.14%       1,417,000     3.58%
                                   --------------            ---------------
NET INCOME                             2,105,961      5.16%       2,503,305     6.33%
                                   ==============            ===============

EARNINGS PER SHARE:
    Basic                                  $0.62                      $0.69
                                           =====                      =====
    Diluted                                $0.59                      $0.64
                                           =====                      =====

Weighted-average number of
  shares outstanding:
    Basic                              3,426,845                  3,651,533
    Diluted                            3,582,993                  3,917,363


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                             FOR THIRTY-NINE WEEKS ENDED:
                                                                       OCTOBER 2, 1999        OCTOBER 3, 1998
                                                                       ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $ 2,105,961            $ 2,503,305
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                         501,997                416,472
        Provision for losses on accounts receivable                            50,000                 36,000
        Deferred taxes                                                         15,000                (13,000)
        (Gain) loss on disposal of assets                                      (5,543)                (4,806)
        (Increase) decrease in accounts receivable                           (900,917)            (1,577,038)
        (Increase) decrease in inventories                                   (674,614)            (1,408,120)
        (Increase) decrease in prepaid expenses                               (29,468)              (151,518)
        (Increase) decrease in other assets                                   312,040                (17,277)
        Increase (decrease) in accounts payable                             1,251,350              1,363,516
        Increase (decrease) in accrued expenses                              (174,481)                (1,506)
                                                                          -----------            -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   2,451,325              1,146,028
                                                                          -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (2,101,312)            (1,050,928)
    Proceeds from property dispositions                                        11,900                 11,290
    Short-term investments                                                    (95,457)               337,231
    Note receivable                                                              --                   60,000
    Net cash paid for acquisitions                                           (479,918)              (385,030)
                                                                          -----------            -----------
NET CASH USED IN INVESTING ACTIVITIES                                      (2,664,787)            (1,027,437)
                                                                          -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt payments                                                   (65,386)               (34,852)
    Dividend payments                                                        (713,221)              (663,220)
    Proceeds on debt from new building                                      1,500,000                   --
    Proceeds from exercise of stock options                                    18,833                  7,619
    Purchase of common stock for treasury                                  (2,520,432)              (488,192)
    Issuance of stock for director's compensation                              38,238                 37,500
                                                                          -----------            -----------
NET CASH USED IN FINANCING ACTIVITIES                                      (1,741,968)            (1,141,145)
                                                                          -----------            -----------
                                                                           (1,955,430)            (1,022,554)
Net (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of year                              2,633,999              3,157,861
                                                                          -----------            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   678,569            $ 2,135,307
                                                                          ===========            ===========

Supplemental disclosures of cash flow information: Cash paid for:
    Interest                                                              $    48,734            $    27,364
    Income taxes                                                          $ 1,147,775            $ 1,410,237

Cash flows from acquisitions:
    Purchase price                                                        $   479,918            $   385,030


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
           THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of October 2, 1999, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended October 2, 1999 and October 3, 1998.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 2, 1999. The results of operations for the thirty-nine week periods ended October 2, 1999 and October 3, 1998 are not necessarily indicative of operating results for the full year.

NOTE 3.      INVENTORIES
             -----------

             Inventories at October 2, 1999 and January 2, 1999 consisted of the following:

                                         OCTOBER 2, 1999        JANUARY 2, 1999
                                         ---------------        ---------------
                  Raw Material
                  and Supplies                $6,071,804            $ 5,462,938
                  In Process and
                  Finished Goods                 328,036                262,288
                                         ===============        ===============
                  Total Inventory            $ 6,399,840            $ 5,725,226
                                         ===============        ===============

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

                                               THIRTEEN WEEKS ENDED:                 THIRTY-NINE WEEKS ENDED:
                                               ---------------------                 ------------------------
                                          OCT. 2, 1999       OCT. 3, 1998        OCT. 2, 1999        OCT. 3, 1998
                                          ------------       ------------        ------------        ------------
             Numerator:
                 Net income                    $558,267            $711,515          $2,105,961         $2,503,305
                                         ===============    ================    ================    ===============
             Denominator:
              Weighted-average number
              of  common shares
              outstanding                     3,335,317           3,639,427           3,426,845          3,651,533

              Dilutive effect of
              stock options on net
              income                            143,950             278,786             156,148            265,830
                                         ---------------    ----------------    ----------------    ---------------

                                              3,479,267           3,918,213           3,582,993          3,917,363
                                         ===============    ================    ================    ===============

             Diluted earnings per
              share:                            $0.16               $0.19               $0.59              $0.64
                                                =====               =====               =====              =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS.
        --------------

FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Third Quarter 1999.

                                        OCTOBER 2, 1999       JANUARY 2, 1999
                                        ---------------       ---------------
         Current Ratio                        2:08                 2:59
         Quick Ratio                          1:07                 1:49
         LT Debt to Total Capital            13.97%                3.45%
         Working Capital                   $6,841,767           $8,244,161

Days sales outstanding in accounts receivable were 32.5 days at October 2, 1999 compared to 35.7 days at October 3, 1998. A significant use of working capital was for the purchase of Common Stock for Treasury ($2,520,432) during 1999. Capital expenditures total $2,101,312 for the first nine months of 1999. The capital expenditures have, in part, been funded by a $1,500,000 industrial revenue bond issued for the construction of our new Goshen, Indiana facility and equipment at that location.

Cash and Short-Term Investments totaled $1,635,058 at October 2, 1999. Management does not foresee any events which will adversely affect its liquidity during 1999, and, further, the Company's financial condition is more than adequate to finance internal growth and any additional acquisitions of businesses.

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                          Third        Third
                                         Quarter      Quarter        YTD          YTD
                                           1999        1998         1999         1998
                                           ----        ----         ----         ----
               EARNINGS RATIOS
               ---------------
    Net sales                             100.0%       100.0%       100.0%       100.0%
    Cost of products sold                  79.68        78.84        78.41        77.78
    Selling and administrative             13.42        12.78        13.26        12.73
    Interest and investment income         (0.08)       (0.20)       (0.10)       (0.44)
    Interest expense                        0.17         0.03         0.13         0.02
    Income taxes                            2.57         3.16         3.14         3.58
    Net income                              4.24         5.39         5.16         6.33


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS. (Continued)
        --------------


THIRTEEN WEEK PERIOD ENDED OCTOBER 2, 1999, (THIRD QUARTER 1999) COMPARED TO THIRTEEN WEEK PERIOD ENDED OCTOBER 3, 1998, (THIRD QUARTER 1998)
----------------------------------------------------------------

Net sales for the Third Quarter 1999 were $13,171,213, compared to $13,210,272 for the same period the previous year, a slight decrease. Increased sales to the recreational vehicle market were offset by decreased sales to the manufactured housing market. This decrease was the result of a weakness in the manufactured housing market, caused by an excess inventory of manufactured homes available to the market. Industry analysts suggest that the weakness should be resolved within six to twelve months as the inventory levels are reduced.

Cost of products sold increased to 79.7% in the Third Quarter 1999 compared to 78.8% a year ago. This increase was the result of productivity issues largely related to products for the recreational vehicle market.

Selling and administrative expenses were 13.4% in the Third Quarter 1999 versus 12.8% in the Third Quarter 1998. The increase is the result of additional personnel required to support the higher levels of business activity.

Interest and investment income was $15,721 less in the Third Quarter 1999 than the amount earned in the Third Quarter 1998. The lower income in the current period resulted from smaller investable balances in the current quarter. Interest expense increased because of the additional long-term debt incurred by the Company in the second quarter.

Net income decreased to $558,267 from $711,515 for the same period a year ago. Diluted earnings per share decreased to 16 cents per share from 19 cents in the third quarter of last year.


THIRTY-NINE WEEK PERIOD ENDED OCTOBER 2, 1999, (FIRST NINE MONTHS OF 1999) COMPARED TO
THIRTY-NINE WEEK PERIOD ENDED OCTOBER 3, 1998, (FIRST NINE MONTHS OF 1998)
--------------------------------------------------------------------------

Net sales for the first nine months of 1999 were $40,765,429 up from $39,569,202 in the prior year, a 3.0% increase. The increase comes mainly from sales to the recreational vehicle market with a slight increase in the hospitality market and a decrease in sales to the manufactured housing market.

Cost of products sold increased to 78.4% in the first nine months of 1999 compared to 77.8% a year ago. The increase is the result of higher costs associated with the growth of the recreational vehicle business.

Selling and administrative expenses were 13.3% in the first nine months of 1999 versus 12.7% in the first nine months of 1998. The increase results from additional personnel required to support the higher levels of business activity and the relocation of the Goshen facilities.

Interest and investment income was $134,350 less in the first nine months of 1999 compared to a year ago. The lower income was due to a market loss on investments versus a small gain a year ago and from smaller investable balances in the current period.

Net income for the nine months decreased to $2,105,961 or 59 cents per share (diluted) compared to $2,503,305 or 64 cents per share (diluted) in the same period of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS. (Continued)
        --------------


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

The Company plans to complete the Year 2000 project in November 1999. The total costs incurred to date related to the Year 2000 project, which have been charged to expense, have not been material, and the Company does not anticipate that the expected remaining costs will be material.

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

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------


(a)      EXHIBITS:
         ---------

                 27K - Financial data schedule, filed herewith.


(b) No reports on Form 8-K were filed by the Company during the quarterly period ended October 2, 1999.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DECORATOR INDUSTRIES, INC.
                                                        (Registrant)



         Date: November 12, 1999        By: /s/  William A. Bassett
               -----------------            -----------------------------------
                                                 William A. Bassett, President

         Date: November 12, 1999        By: /s/  Michael K. Solomon
               -----------------            -----------------------------------
                                                 Michael K. Solomon, Treasurer