Form 10-K
period 2000-01-01
DECORATOR INDUSTRIES INC
filed 2000-03-31
CIK 27613

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                            25-1001433
------------------------------                              --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     10011 Pines Blvd., Pembroke Pines, Florida                   33024
     ------------------------------------------                ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value at March 14, 2000 of outstanding shares of Common Stock other than shares held by officers, directors and their respective associates:
$13,111,681

Number of shares outstanding at March 14, 2000: 3,180,699

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

NOTE: In this report, unless the context otherwise requires, Registrant or Company means Decorator Industries, Inc. and its subsidiaries, herein sometimes also called "Decorator Industries". Reference to a particular year or the captions "For the Year" and "At Year End" refer to the fiscal periods as follows:

                1999  -  52 weeks ended January 1, 2000
                1998  -  52 weeks ended January 2, 1999
                1997  -  53 weeks ended January 3, 1998
                1996  -  52 weeks ended December 28, 1996
                1995  -  52 weeks ended December 30, 1995
                1994  -  52 weeks ended December 31, 1994


                                     PART I

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

         During 1999, two customers, Fleetwood Enterprises and Champion Enterprises, accounted for approximately 20% and 13% respectively of the Company's total sales. In the event of the loss of one or both of these customers, there would be a material adverse effect on the Company. Fleetwood operates in the manufactured housing and recreational vehicle industries, whereas Champion operates solely in manufactured housing. Purchasing decisions are made at each individual plant of these customers. The Company services many of these plants and considers each of the plants it services to be an independent customer.

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

         The Company has no significant patents, licenses, franchises, concessions, trademarks or copyrights. Although the Company believes the trademarks aid in identifying its products, it is unable to evaluate the importance of the trademarks to its business. Expenditures for research and development during 1999 and 1998 were not significant.

         Compliance with federal, state and local environmental protection provisions will have no material effect upon the capital expenditures, earnings or competitive position of the Company.

         The Company employs approximately 775 sales, production, warehouse and administrative employees and also uses the services of independent sales representatives.

Item 2. Properties.

         The following table summarizes certain information concerning the Company's properties:

                                                                             Approx.
          Location                         Principal Use                    Square Feet      Owned/Leased
          --------                         -------------                    -----------      ------------
Haleyville, Alabama                Offices, manufacturing and warehouse        54,000            Owned
Lakeland, Florida                  Offices, manufacturing and warehouse         7,500           Leased
Pembroke Pines, Florida            Offices                                      3,148           Leased
Eatonton, Georgia                  Offices, manufacturing and warehouse         5,000           Leased
Elkhart, Indiana                   Offices, manufacturing and warehouse        16,000           Leased
Elkhart, Indiana                   Offices, manufacturing and warehouse        35,000           Leased
Goshen, Indiana                    Offices, manufacturing and warehouse        55,700            Owned
Bossier, Louisiana                 Offices, manufacturing and warehouse        20,000            Owned
Salisbury, North Carolina          Offices, manufacturing and warehouse        22,500           Leased
Berwick, Pennsylvania              Offices, manufacturing and warehouse        12,500           Leased
Bloomsburg, Pennsylvania           Offices, manufacturing and warehouse        56,500            Owned
Memphis, Tennessee                 Offices, manufacturing and warehouse        14,000           Leased
Abbotsford, Wisconsin              Offices, manufacturing and warehouse        21,600           Leased

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

         Common Stock price information is set forth in the table below. Sales prices have been adjusted for stock splits.

                              1999 Sales Prices                        1998 Sales Prices
                              -----------------                        -----------------
                          High               Low                    High               Low
                          ----               ---                    ----               ---
First Quarter             8-1/4               6                      8-7/8             7-3/16
Second Quarter            7-5/8             6-3/16                  11-3/16            8-1/8
Third Quarter             7-5/16            5-5/16                  11-3/4             7-3/8
Fourth Quarter            5-7/8               5                      8-5/8             6-3/4

         As of March 14, 2000, the Company had 385 shareholders of record of its Common Stock.

         Total cash dividend payments were $.28 per share in 1999 and 1998.

                           DECORATOR INDUSTRIES, INC.

                         Item 6. Selected Financial Data

                                            1999          1998            1997            1996          1995          1994
                                            ----          ----            ----            ----          ----          ----
FOR THE YEAR
    Net Sales                              $ 52,546,556  $ 51,966,829    $ 43,395,923    $ 38,649,687  $ 34,207,259  $ 33,246,590
    Income from Continuing Operations      $  2,552,278  $  3,080,895    $  3,035,257    $  3,065,220  $  2,414,678  $  2,823,770
    Net Income                             $  2,552,278  $  3,080,895    $  2,898,339    $  3,065,220  $  2,414,678  $  2,823,770
                                           ------------  -------------   -------------   ------------  ------------  -------------
AT YEAR-END
    Total Assets                           $ 21,665,523  $ 21,462,694    $ 20,301,268    $ 18,394,357  $ 16,415,659  $ 16,406,670
    Long-term Obligations                  $  1,814,169  $    463,037    $    506,169    $    549,433  $    587,084  $    629,450
    Long-term Debt/Total Capitalization          11.21%         2.89%           3.41%           4.05%         5.00%         5.27%
    Working Capital                        $  6,646,856  $  8,244,161    $  8,406,250    $  9,003,836  $  6,925,352  $  7,479,176
    Working Capital Ratio                        2.30:1        2.59:1          2.61:1          2.94:1        2.54:1        2.75:1
    Stockholders' Equity                   $ 14,364,969  $ 15,559,732    $ 14,347,297    $ 13,010,945  $ 11,147,754  $ 11,322,046
                                           ------------  -------------   -------------   ------------  ------------  -------------
PER SHARE
    Continuing Operations                         $0.76         $0.85           $0.82           $0.84         $0.60         $0.69
    Basic                                         $0.76         $0.85           $0.78           $0.84         $0.60         $0.69
    Diluted                                       $0.73         $0.79           $0.73           $0.78         $0.55         $0.62
    Book Value                                    $4.50         $4.37           $3.94           $3.52         $2.99         $2.71
    Cash Dividends Declared                       $0.28         $0.28           $0.28           $0.28         $0.27         $0.23

Note: Per share amounts, except for cash dividends, have been adjusted for five-for-four stock splits effective July 21, 1998 and June 13, 1997 and a four-for-three stock split in June 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Financial Resources:

         The Company's financial condition continues to be strong, as evidenced by the following statistical measures:

         1) Working capital at January 1, 2000 was $6,646,856 compared to $8,244,161 at January 2, 1999.

         2) The current ratio was 2.30:1 at year-end 1999 compared to 2.59:1 at year-end 1998.

         3) The liquid ratio changed to 1.18:1 at year-end 1999 from 1.49:1 at year-end 1998.

         4) The long-term debt ratio was at 11.21% January 1, 2000 compared to 2.89% a year earlier, due to the debt incurred on the new Goshen, Indiana facility in 1999.

         A significant use of working capital was made for purchases of Common Stock to be held for the treasury ($2,878,679).

         Accounts receivable decreased $121,879 (3%) and inventories increased $14,077 (.2%).

         Capital expenditures for 1999 were $2,234,157 which included $1,500,000 for the construction of a new building in Goshen, Indiana. This building replaced a leased facility. During 1999, the Company was awarded an industrial revenue bond in the amount of $1,500,000, the net proceeds of which were used for the funding of this building and the purchase of equipment at this location.

         Management does not foresee any events which will adversely affect its liquidity during 2000. The Company's financial condition and available borrowing capacity is more than adequate to finance internal growth and any additional acquisitions of businesses.

Results of Operations:

         The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                                         1999               1998                1997
                                                         ----               ----                ----
Net sales.......................................         100.0%             100.0%              100.0%
Cost of products sold...........................          78.7               78.0                75.4
Selling and administrative expenses.............          13.5               13.1                14.5
Interest and investment income..................           (.1)               (.4)                (.8)
Interest expense................................            .1                  -                  .1
Income from continuing operations...............           4.9                5.9                 7.0
Net income......................................           4.9                5.9                 6.7

1999 vs. 1998

Net sales for the year 1999 were $52,546,556 compared to 1998 sales of $51,966,829. Increased sales to the recreational vehicle market were offset by reduced sales to the manufactured housing market. The Company's sales to the manufactured housing market were adversely affected by a decline in manufactured housing production, caused by an excess dealer inventory of manufactured homes.

Cost of goods sold as a percentage of sales increased to 78.7% in 1999 from 78.0% in 1998. This increase is largely attributable to (1) a change in the product mix including the increased sales to recreational vehicle manufacturers and (2) productivity issues resulting in excessive labor costs.

Selling and administrative expenses as a percentage of sales increased slightly in 1999 to 13.5% from 13.1% in 1998. The increase results largely from additional personnel and the relocation of the Goshen facility.

Interest and investment income decreased by $144,000 in 1999 because investable balances were lower in 1999 than in 1998 and the market downturn caused the Company to recognize a market loss of $94,000 in 1999 versus a loss of $32,000 in 1998.

The provision for income taxes as a percentage of pre-tax income increased to 37.8% compared to 35.8% in 1998. The 1998 rate was lower due to a stock option tax benefit that did not occur in 1999.

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

         William A. Bassett, age 63, has been President and a director of the Company since 1980, Chief Executive Officer since February 1993 and Chairman of the Board since January 1994.

         Michael S. Baxley, age 43, has been Executive Vice President of the Company since January 1999 and was appointed a director on August 2, 1999. He was employed as Executive Vice President for the Apparel Group of Scovill Fasteners, Inc., a manufacturer of apparel and industrial fasteners, from February 1997 to July 1998. Previously he was in various management positions with ACD Tridon, a subsidiary of Devtek (Automotive products), Johnston & Murphy, a division of Genesco (Footwear), Fruit of the Loom (Apparel), Procter & Gamble (Consumer Products) and the U.S. Navy.

         Michael K. Solomon, age 50, has been Vice President of the Company since November 1994, Treasurer and Chief Financial Officer of the Company since 1985 and a director of the Company since 1987.

         William A. Johnson, age 40, was appointed an officer of the Company on June 12, 1998. He has been Controller since January 6, 1997. From 1993 until 1996, he held various financial positions with Security Management Corporation.

         Jerome B. Lieber, age 79, has been Secretary and a director of the Company since 1961. He is Senior Counsel to the law firm of Klett Rooney Lieber & Schorling, a Professional Corporation, Pittsburgh, Pennsylvania, which serves as general counsel to the Company. Mr. Lieber previously had been a senior partner in that firm.

         Joseph N. Ellis, age 71, has been a director of the Company since 1993. He founded LaSalle-Deitch Co., Inc. a distributor of products for the manufactured housing and recreational vehicle industry, in 1963 and served as its President, Chief Executive Officer and Chairman from 1971 until his retirement in 1992. Mr. Ellis is currently a management consultant.

         Ellen Downey, age 47, has been a director of the Company since 1997. She served as a director of FRD Acquisition Corporation from 1996 to 1998. Ms. Downey was employed by Ryder System, Inc. in various financial positions from 1978 to 1991 and from 1991 to 1993 served as Vice President and Treasurer of that company.

         Thomas L. Dusthimer, age 65, has been a director of the Company since 1997. Since 1992 he has served as a consultant to and director of Key Bank (Elkhart, Indiana District). From 1973 until his retirement in 1992, Mr. Dusthimer served in various executive positions, including President, Chief Executive Officer and Chairman, with Ameritrust Indiana Corporation and Ameritrust National Bank.

Item 11.  Executive Compensation.

         The following table shows the compensation of the named executive officers of the Company for each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                    Compensation
                                                   Annual Compensation                 Awards
                                        ------------------------------------------  -------------
Name and                         Fiscal                                               Optioned        All Other Com-
Principal Position                Year   Salary($)(1)    Bonus($)    Other($)(2)      Shares(#)      pensation($)(3)
------------------                ----   ------------    --------    -----------      ---------      ---------------
William A. Bassett(4)             1999      285,000        87,074         *            12,500             36,745
Chairman of the Board,
President and Chief
Executive Officer
                                  1998      262,000       127,000      89,977          31,250             36,745
                                  1997      249,712       123,000      87,723           ----              34,745

Michael S. Baxley(5)              1999      161,925        39,183         *            20,000              ----
Executive Vice President

Michael K. Solomon                1999      118,820        20,000         *             5,000              1,553
Vice President, Treasurer and
Chief Financial Officer
                                  1998      114,650        24,000         *            12,500                447
                                  1997      112,370        25,550         *             ----               ----

------------------------
(1)      The fiscal year 1997 was a 53-week fiscal period.
(2) Medical/dental reimbursement plan payments, country club memberships, relocation bonus, personal use of Company vehicles, and payments made in accordance with Company policy for disqualifying sales of Common Stock acquired upon the exercise of a qualified stock option. For 1998 and 1997, payments to Mr. Bassett for such sales were $86,106 and $84,289, respectively. These payments provided net benefits to the company of $16,359 for 1998 and $16,383 for 1997. An asterisk indicates that the total of other annual compensation for that year was less than 10% of salary and bonus for that year.
(3) Premiums paid by the Company on life and long-term disability insurance policies and Company contributions to the 401(k) Retirement Savings Plan.
(4) The Company has an employment agreement with Mr. Bassett which provides for an annual salary of not less than $214,200. The agreement expires July 1, 2004.
(5) The Company has an employment agreement with Mr. Baxley which provides a weekly salary of $3,175 and upon Mr. Baxley's termination, a continuation of salary and benefits for 12 months.

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

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed one year of employment. Eligible employees may contribute up to 15% of their earnings with a maximum of $10,000 for 1999 based on the Internal Revenue Service annual contribution limit. The Company will match 25% of the first 4% of the employee's contributions up to 1% of the employee's earnings. Contributions are invested at the direction of the employee in one or more funds. Company contributions begin to vest after three years.

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

         The following table provides information on options granted to the named executive officers in fiscal 1999 under the Company's 1995 Incentive Stock Option Plan:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                     Potential Realizable Value at
                                                                                     Assumed Annual Rates of Stock
                                                                                     Price Appreciation for Option
                                 Individual Grants                                             Term (2)
--------------------------------------------------------------------------------------------------------------------
                                    Percent of Total
                                        Options
                          Options      Granted to
                          Granted     Employees in    Exercise Price   Expiration
Name                     (Shs) (1)       1999          Per Share (1)      Date            5%              10%
----                     ---------       ----          -------------      ----           -----           -----
William A. Bassett        12,500         12.7%            $7.00         6/10/2009       $55,028        $139,452
Michael S. Baxley         15,000         15.3%            $7.875        1/04/2009       $74,288        $188,261
                           5,000          5.1%            $7.00         6/10/2009       $22,011         $55,781
Michael K. Solomon         5,000          5.1%            $7.00         6/10/2009       $22,011         $55,781

--------------------------
(1) Options heretofore granted under the 1995 Incentive Stock Option Plan have a ten year term and vest 20% each year beginning at the end of the first year.
(2) Potential realizable value is based on the assumption that the market price of the Common Stock appreciates at the annual rates shown (compounded annually) from the date of grant until the end of the ten year option term. Potential realizable value is shown net of exercise price. These numbers are calculated based on the regulations promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

         The following table sets forth information concerning the exercise of stock options during fiscal 1999 by the named executive officers and the value of their unexercised, in-the-money stock options at the end of that fiscal year (January 1, 2000). All options outstanding at January 1, 2000, except for those granted after fiscal 1995, were exercisable at any time prior to their respective expiration dates.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                   Shares                            Optioned          Value of
                                  Acquired           Value           Shares at        Options at
Name                             on Exercise      Realized ($)     01/01/00 (#)     01/01/00($)(1)
----                             -----------      ------------     ------------     --------------
William A. Bassett                 20,000           108,600          144,579(2)          312,959
                                                                      31,250(3)           ----
Michael S. Baxley                   ----              ----             3,000(2)           ----
                                                                      17,000(3)           ----
Michael K. Solomon                  8,000            59,940           49,494(2)           81,001
                                                                      12,500(3)           ----

--------------------------
(1) Assumes a market value of $5.3125 per share, which was the last reported sale price on the American Stock Exchange on December 31, 1999.
(2)  Exercisable.
(3)  Unexercisable.


Compensation of Directors

         Directors who are not employees of the Company are paid a fee of $10,000 per year for their services as directors. The fee is paid quarterly in shares of the Company's Common Stock valued at their closing price on the American Stock Exchange on the third business day following the release of sales and earnings for the preceding fiscal year. Under the Company's Stock Plan for Non-Employee Directors, such directors may elect to defer receipt of their shares, until after they leave the Board, by having them delivered to the Trust established under the Plan. Members of the audit committee are paid ($1,000 per meeting for chairman and $500 per meeting for other members) for attending audit committee meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information concerning the common stockholding at March 15, 2000 of the directors and named executive officers of the Company, and the directors and executive officers as a group, is set forth in the following table. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares listed.

Name or Group                            Shares Beneficially Owned         Percent of Class (1)
-------------                            -------------------------         --------------------
William A. Bassett                               382,572(2)                         11.60%
Michael S. Baxley                                  4,000(3)                         ------
Michael K. Solomon                               102,933(4)                          3.20%
Jerome B. Lieber                                  13,705(5)(6)                      ------
Joseph N. Ellis                                    2,500(6)                         ------
Ellen Downey                                       1,562(6)                         ------
Thomas L. Dusthimer                                1,250(6)                         ------
All directors and executive
officers as a group                              511,024(7)                         15.28%

----------------------------
(1) Shares which the named stockholder has the right to acquire within 60 days are deemed outstanding for the purpose of computing that stockholder's percentage.
(2) Includes 124,579 optioned shares which may be acquired within 60 days and 20,051 shares held as Trustee of the trust established under the Company's Stock Plan for Non-Employee Directors (the "Trust"). Mr. Bassett disclaims beneficial ownership of the shares he holds as Trustee.
(3)      Includes 3,000 optioned shares, which may be acquired within 60 days.
(4)      Includes 35,204 optioned shares, which may be acquired within 60 days.
(5) Includes 5,040 shares held in a charitable trust as to which Mr. Lieber disclaims beneficial ownership.
(6)      Excludes shares held in the Trust for his or her account.
(7)      Includes 165,283 optioned shares, which may be acquired within 60 days.

         FMR Corp. of Boston, Massachusetts, has furnished the Company a copy of its Schedule 13G dated February 14, 2000 in which it reported that as of December 31, 1999 Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, had sole investment power with respect to 200,015 shares (6.29%) of the Company's Common Stock.

         First Manhattan Co. of New York, New York has furnished the Company a copy of its Schedule 13G dated February 9, 2000 in which it reported beneficial ownership of a total of 261,868 shares (8.23%) of the Company's Common Stock including sole power to vote and dispose of 17,112 shares, shared power to vote 236,401 shares and shared power to dispose of 244,756 shares. First Manhattan is a registered broker-dealer and investment adviser.

         Heartland Advisors, Inc. of Milwaukee, Wisconsin, a registered investment adviser, has furnished the Company a copy of its Schedule 13G dated January 12, 2000 in which it reported that it had sole dispositive power with respect to 349,600 shares (10.99%) of the Company's Common Stock.

Item 13.  Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as a part of this report:
         ----------------------------------------------------------

         Financial Statements and Schedules
         ----------------------------------

         (1) Independent Auditors' Report

         (2) Balance Sheets - January 1, 2000 and January 2,1999

         (3) Statements of Earnings for the three fiscal years ended January 1, 2000

         (4) Statements of Stockholders' Equity for the three fiscal years ended January 1, 2000

         (5) Statements of Cash Flows for the three fiscal years ended January 1, 2000

         (6) Notes to the Financial Statements

         (7) Independent Auditors' Report on Financial Statement Schedule

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

         10W Stock Plan for Non-employee Directors and related Grantor Trust Agreement, filed as Exhibit 10W to Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.*

         10X Employment Agreement dated January 5, 1999 between the registrant and Michael S. Baxley, filed herewith.*

         11O      Computation of diluted income per share, filed herewith.

         23A      Consent of Independent Auditors, filed herewith.

         27L      Financial Data Schedule, filed herewith.

         -----------------------
         *Management contract or compensatory plan.


         (b) Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed during the last quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     DECORATOR INDUSTRIES, INC.
                                                            (Registrant)


                                                     By: /s/ Michael K. Solomon
                                                         -----------------------
                                                             Michael K. Solomon
                                                               Vice President

Dated:   March 24, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                                Title                            Signature                Date
----                                -----                            ---------                ----
William A. Bassett          Chairman, President,           /s/ William A. Bassett         March 24, 2000
                            Chief Executive Officer        --------------------------
                            and Director


Michael S. Baxley           Executive Vice President       /s/ Michael S. Baxley          March 24, 2000
                            and Director                   --------------------------


Michael K. Solomon          Vice President, Treasurer,     /s/ Michael K. Solomon         March 24, 2000
                            Principal Financial and        --------------------------
                            Accounting Officer,
                            And Director


Jerome B. Lieber            Director                       /s/ Jerome B. Lieber           March 24, 2000
                                                           --------------------------

Joseph N. Ellis             Director                       /s/ Joseph N. Ellis            March 24, 2000
                                                           --------------------------

Ellen Downey                Director                       /s/ Ellen Downey               March 24, 2000
                                                           --------------------------

Thomas Dusthimer            Director                       /s/ Thomas Dusthimer           March 24, 2000
                                                           --------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Stockholders of
Decorator Industries, Inc.

         We have audited the accompanying balance sheets of Decorator Industries, Inc. as of January 1, 2000 and January 2, 1999 and the related statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decorator Industries, Inc. as of January 1, 2000 and January 2, 1999, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2000 in conformity with generally accepted accounting principles.

                                                   LOUIS PLUNG & COMPANY, LLP
                                                   Certified Public Accountants


Pittsburgh, Pennsylvania
February 14, 2000

                           DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEETS

                                                                              Fiscal Year End
                        ASSETS                                            1999               1998
                        ------                                            ----               ----
Current Assets:
    Cash and Cash Equivalents                                            $484,328         $2,633,999
    Short-term Investments                                              1,455,796            861,032
    Accounts Receivable, less allowance for
        doubtful accounts ($158,996 and $111,706)                       3,725,556          3,847,435
    Inventories                                                         5,739,303          5,725,226
    Other Current Assets                                                  372,258            349,394
                                                                      -----------        -----------
Total Current Assets                                                   11,777,241         13,417,086
                                                                      -----------        -----------

Property and Equipment:
    Land, Buildings & Improvements                                      4,123,189          2,676,183
    Machinery, Equipment, Furniture and Fixtures                        4,808,280          4,124,579
                                                                      -----------        -----------
Total Property and Equipment                                            8,931,469          6,800,762
    Less:  Accumulated Depreciation and Amortization                    3,104,989          2,635,683
                                                                      -----------        -----------
Net Property and Equipment                                              5,826,480          4,165,079
                                                                      -----------        -----------
Goodwill, less accumulated
    Amortization of $1,189,871 and $1,070,336                           3,648,965          3,288,582
Other Assets                                                              412,837            591,947
                                                                      -----------        -----------
Total Assets                                                          $21,665,523        $21,462,694
                                                                      ===========        ===========


                   LIABILITIES & STOCKHOLDERS' EQUITY
                   ----------------------------------
Current Liabilities:
    Accounts Payable                                                   $3,100,681         $2,869,889
    Current Maturities of Long-term Debt                                  103,871             43,133
    Accrued Expenses:
        Compensation                                                    1,278,660          1,373,572
        Other                                                             647,173            886,331
                                                                      -----------        -----------
Total Current Liabilities                                               5,130,385          5,172,925
                                                                      -----------        -----------

Long-Term Debt                                                          1,814,169            463,037
Deferred Income Taxes                                                     356,000            267,000
                                                                      -----------        -----------
Total Liabilities                                                       7,300,554          5,902,962
                                                                      -----------        -----------

Stockholders' Equity
    Common stock $.20 par value: Authorized shares, 10,000,000;
       Issued shares, 4,408,831 and 4,373,916                             881,766            874,784
    Paid-in Capital                                                     1,427,788          1,396,137
    Retained Earnings                                                  18,368,158         16,756,377
                                                                      -----------        -----------

    Less:  Treasury stock, at cost:  1,219,801 and 812,500 shares       6,312,743          3,467,566
                                                                      -----------        -----------
Total Stockholders' Equity                                             14,364,969         15,559,732
                                                                      -----------        -----------
Total Liabilities and Stockholders' Equity                            $21,665,523        $21,462,694
                                                                      ===========        ===========


               The accompanying notes are an integral part of the
                             financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENTS OF EARNINGS

                                                                    For the Fiscal Year
                                                                    -------------------
                                                            1999            1998            1997
                                                            ----            ----            ----
Net Sales                                                $52,546,556     $51,966,829     $43,395,923
Cost of Products Sold                                     41,329,724      40,546,325      32,736,117
                                                        ------------     -----------     -----------
Gross Profit                                              11,216,832      11,420,504      10,659,806
Selling and Administrative Expenses                        7,095,639       6,806,968       6,303,975
                                                        ------------     -----------     -----------
Operating Income                                           4,121,193       4,613,536       4,355,831
Other Income (Expense):
    Interest and Investment Income                            50,183         194,456         344,559
    Interest Expense                                         (70,098)         (9,097)        (24,133)
                                                        ------------     -----------     -----------
Earnings Before Income Taxes                               4,101,278       4,798,895       4,676,257
Provision for Income Taxes                                 1,549,000       1,718,000       1,641,000
                                                        ------------     -----------     -----------
Income from Continuing Operations                          2,552,278       3,080,895       3,035,257
Loss on Discontinued Operations, less
    applicable income tax of $83,000                         -----           -----          (136,918)
                                                        ------------     -----------     -----------
Net Income                                                $2,552,278      $3,080,895      $2,898,339
                                                        ============     ===========     ===========

Earnings Per Share:
    Continuing Operations                                      $0.76           $0.85         $0.82 *
                                                               =====           =====         =====
    Basic                                                      $0.76           $0.85         $0.78 *
                                                               =====           =====         =====
    Diluted                                                    $0.73           $0.79         $0.73 *
                                                               =====           =====         =====

Average Number of Shares Outstanding:
    Basic                                                  3,378,721       3,631,457     3,714,838 *
    Diluted                                                3,517,681       3,880,619     3,968,380 *

* Restated to reflect the five-for-four stock splits effective July 21, 1998 and June 13, 1997.


               The accompanying notes are an integral part of the
                             financial statements.

                           DECORATOR INDUSTRIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON             PAID-IN            RETAINED           TREASURY
                                         STOCK              CAPITAL            EARNINGS             STOCK               TOTAL
                                         -----              -------            --------             -----               -----
Balance at
December 28, 1996                       $545,095          $1,546,152         $12,478,624        $(1,558,926)         $13,010,945

Transactions for 1997
    Net profit                                                                 2,898,339                               2,898,339

    Issuance of stock for
    exercise of options                    9,273              61,356                                                      70,629

    Issuance of stock for
    directors compensation                                    19,330                                 15,539               34,869

    Stock option tax
    benefit                                                   26,000                                                      26,000

    Purchase of common
    stock for treasury                                                                             (903,659)            (903,659)

    Dividends paid                                                              (788,694)                               (788,694)

    Record stock split                   138,426            (139,558)                                                     (1,132)
                                        --------          ----------         -----------         ----------          -----------
Balance at
January 3, 1998                         $692,794          $1,513,280         $14,588,269        $(2,447,046)         $14,347,297

Transactions for 1998
    Net profit                                                                 3,080,895                               3,080,895

    Issuance of stock for
    exercise of options                    7,138              14,731                                                      21,869

    Issuance of stock for
    directors compensation                                    28,377                                 23,720               52,097

    Stock option tax
    benefit                                                   16,350                                                      16,350

    Purchase of common
    stock for treasury                                                                           (1,044,240)          (1,044,240)

    Dividends paid                                                              (912,787)                               (912,787)

    Record stock split                   174,852            (176,601)                                                     (1,749)
                                        --------          ----------         -----------         ----------          -----------
Balance at
January 2, 1999                         $874,784          $1,396,137         $16,756,377        $(3,467,566)         $15,559,732

Transactions for 1999
    Net profit                                                                 2,552,278                               2,552,278

    Issuance of stock for
    exercise of options                    6,982              11,850                                                      18,832

    Issuance of stock for
    directors compensation                                    19,801                                 33,503               53,304

    Purchase of common
    stock for treasury                                                                           (2,878,680)          (2,878,680)

    Dividends paid                                                              (940,497)                               (940,497)
                                        --------          ----------         -----------         ----------          -----------
Balance at
January 1, 2000                         $881,766          $1,427,788         $18,368,158        $(6,312,743)        $14,364,969
                                        ========          ==========         ===========         ==========          ===========

               The accompanying notes are an integral part of the
                             financial statements.

                           DECORATOR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                      For the Fiscal Year
                                                                                      -------------------
                                                                         1999                1998                  1997
                                                                         ----                ----                  ----
Cash Flows From Operating Activities:
    Net Income                                                           $2,552,278          $3,080,895           $2,898,339
    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
        Depreciation and Amortization                                       682,821             569,681              517,258
        Provision for Losses on Accounts Receivable                          93,000              68,471               (4,000)
        Deferred Taxes                                                       64,000              41,000               72,000
        (Gain) Loss on Disposal of Assets                                   (10,579)             (5,206)               6,849
    Increase (Decrease) from Changes in:
        Accounts Receivable                                                  28,879            (272,403)              25,210
        Inventory                                                           (14,077)         (1,146,845)            (951,927)
        Prepaid Expenses                                                      2,136            (137,969)              20,844
        Other Assets                                                        179,110            (417,547)             (33,808)
        Accounts Payable                                                    230,792            (244,772)             490,109
        Accrued Expenses                                                   (334,070)            180,185              106,977
                                                                         ----------         -----------           ----------
Net Cash Provided by Operating Activities                                 3,474,290           1,715,490            3,147,851
                                                                         ----------         -----------           ----------

Cash Flows From Investing Activities:
    Capital Expenditures                                                 (2,234,157)         (1,166,032)            (537,555)
    Proceeds from Property Dispositions                                      20,049              16,742              125,827
    Short-term Investments                                                 (594,764)          1,145,850              532,731
    Note Receivable                                                          ------              60,000               80,000
    Net Cash Paid for Acquisitions                                           ------              ------           (3,300,096)
    Deferred Purchase Price Payments                                       (479,918)           (385,030)              ------
                                                                         ----------         -----------           ----------
Net Cash Used in Investing Activities                                    (3,288,790)           (328,470)          (3,099,093)
                                                                         ----------         -----------           ----------

Cash Flows From Financing Activities:
    Long-term Debt Payments                                                 (88,130)            (42,422)             (43,264)
    Proceeds on debt from new building                                    1,500,000
    Dividend Payments                                                      (940,497)           (912,787)            (788,694)
    Proceeds from Exercise of Stock Options                                  18,832              21,869               70,627
    Cash in Lieu of Fractional Shares                                        ------              (1,749)              (1,132)
    Issuance of Stock for Director's Compensation                            53,304              52,097               34,869
    Stock Option Tax Benefit                                                 ------              16,350               26,000
    Purchase of Common Stock for Treasury                                (2,878,680)         (1,044,240)            (903,659)
                                                                         ----------         -----------           ----------
Net Cash Used in Financing Activities                                    (2,335,171)         (1,910,882)          (1,605,253)
Net Increase (Decrease) in Cash and Cash Equivalents                     (2,149,671)           (523,862)          (1,556,495)
Cash and Cash Equivalents at Beginning of Year                            2,633,999           3,157,861            4,714,356
                                                                         ----------         -----------           ----------
Cash and Cash Equivalents at End of Period                                 $484,328          $2,633,999           $3,157,861
                                                                         ==========         ===========           ==========

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
    Interest                                                                $71,639             $25,630              $26,893
    Income Taxes                                                         $1,423,178          $1,794,790           $1,534,242

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

         Fiscal Year

         The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in every sixth year containing 53 weeks. Fiscal year 1999 was a 52-week period ending January 1, 2000; 1998 was a 52-week period ending January 2, 1999 and 1997 was a 53-week period ending January 3, 1998.

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

         Excess of Cost over Net Assets Acquired

         The excess of investment costs over the fair value of net assets related to the acquisitions of Haleyville Manufacturing (1973), Liberia Manufacturing (1985), Paragon Interiors (1995), Specialty Windows
         (1997) and Southern Interiors (1997) are being amortized over a period of 40 years. Amortization of $119,535 was charged to income during fiscal year ended January 1, 2000, $106,870 in fiscal year ended January 2, 1999, and $89,242 in fiscal year ended January 3, 1998.

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

         Cash and cash equivalents consist of the following:

                                                 1999              1998
                                                 ----              ----
               General Funds                   $(152,789)          $33,363
               Demand Notes                      ------          1,700,000
               Repurchase agreements             637,117           900,636
                                              ----------        ----------
                                                $484,328        $2,633,999
                                              ==========        ==========

         The demand notes are guaranteed by letters-of-credit.

         Short-term Investments

         Short-term investments are categorized as trading securities. The estimated fair values of the company's trading securities, which are the amounts reflected in the balance sheet, are based on quoted market prices. A loss of $94,013 is included in income for the year ended January 1, 2000 compared to a loss of $32,020 for the year ended January 2, 1999.

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

         SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of mortgage Loans Held for Sale by a Mortgage Banking Enterprise" issued October 1998.

         SFAS No. 135, "Recission of FASB No. 75 and Technical Corrections" issued February 1999.

         SFAS No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others" issued June 1999.

         SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133" issued June 1999.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(2)      ACQUISITIONS AND DIVESTITURES

         As of March 15, 1997, the Company acquired the business and certain assets of Specialty Window Coverings Corp. for $2,455,783. Additional consideration of $639,417 was paid based on Specialty's earnings over the two years ending April 3, 1999. Specialty is an Elkhart, Indiana based manufacturer of pleated shades for the recreational vehicle market.

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

         These acquisitions have been included in the consolidated financial statements from the dates of acquisition. They have been accounted for as a purchase. In each case, the purchase price has been allocated to the underlying assets based upon their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") is $1,965,743 and $596,050 respectively, which is being amortized over 40 years.

         In December 1997 the Company decided to discontinue the manufacturing and sale of products for the retail market. This resulted in an after-tax loss of $136,918 on net sales of $412,492.

         The cash payments for deferred purchase price of $479,918 and $385,030 represents the additional consideration paid for the acquisitions of Specialty Window Coverings and Southern Interiors. Additional consideration may be due Southern after July 1, 2000.

(3)      INVENTORIES

         Inventories consisted of the following classifications:

                                                    1999             1998
                                                    ----             ----
               Raw materials & supplies          $5,363,747       $5,462,938
               In process & finished goods          375,556          262,288
                                                 ----------       ----------
                                                 $5,739,303       $5,725,226
                                                 ==========       ==========

(4)      LEASES

         The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the Company bears the cost of maintenance and repairs and other operating expenses. Rent expense was $519,971 in 1999, $478,635 in 1998 and $361,558 in 1997.

         Commitments under these leases extend through November 2006 and are as follows:

                                            2000              $440,649
                                            2001              $280,020
                                            2002              $158,155
                                            2003               $85,244
                                            2004               $62,379
                                      Thereafter              $119,560

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(5)      COMMITMENTS

         The Company has commitments under certain employment and non-compete agreements entered into with individuals in management positions. The commitments under these agreements are payable $396,550, $214,200 and $214,200, respectively, from 2000 through 2002 and $321,300 thereafter.

(6)      SIGNIFICANT CUSTOMERS

         Sales to Fleetwood Enterprises accounted for 20.3%, 20.1% and 22.6% of Company sales in 1999, 1998 and 1997, respectively. Fleetwood operates in the manufactured housing and recreational vehicle industries. Sales to Champion Enterprises accounted for 12.7%, 13.5% and 14.2% of Company sales in 1999, 1998 and 1997 respectively. Champion operates solely in the manufactured housing industry. Purchasing decisions are made at each individual plant of these customers. The Company services many of these plants and considers each of the plants it services to be an independent customer.

 (7)     LONG TERM-DEBT AND CREDIT ARRANGEMENTS

         Long-term debt consists of the following:

                                                                                       1999               1998
                                                                                       ----               ----
        Note payable in monthly payments of $2,088 at 4% interest. Term is 15 years. This note is secured by the first mortgage on the Bloomsburg, PA
        building.                                                                       $163,040          $181,170

        Bond payable in monthly installments through November 2008.  The interest rate is variable and is currently less than 4%.  This bond is
        secured by the Company's Bloomsburg, PA property.                                300,000           325,000

        Bond payable in quarterly installments through March 2014.  The interest rate is variable and is currently less than 4%.  This bond is secured by
        the Company's Goshen, IN property.                                             1,455,000            ------
                                                                                      ----------          --------
                                                                                       1,918,040           506,170
        Less amount due within one year                                                  103,871            43,133
                                                                                      ----------          --------
                                                                                      $1,814,169          $463,037
                                                                                      ==========          ========

         The principal payments on long-term debt for the five years subsequent to January 1, 2000 are as follows:

                                  2000             $103,871
                                  2001             $104,640
                                  2002             $105,440
                                  2003             $126,273
                                  2004             $127,140

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(8)      EMPLOYEE BENEFIT PLANS

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed 1 year of employment. Eligible employees may contribute up to 15% of their earnings with a maximum of $10,000 for 1999 based on the Internal Revenue Service annual contribution limit. The Company will match 25% of the first 4% of the employee's contributions up to 1% of each employee's earnings. Contributions are invested at the direction of the employee to one or more funds. Company contributions begin to vest after three years. Company contributions to the plan were $59,745 in 1999 and $19,000 in 1998.

(9)      STOCK OPTIONS

         At January 1, 2000, the Company had options outstanding under two fixed stock option plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two fixed stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net income and earning[s] per share would have been reduced to the pro forma amounts indicated below:

                                                               1999                 1998               1997
                                                               ----                 ----               ----
        Pro forma net income                                $2,426,020           $3,026,032         $2,844,631
        Pro forma earnings per share:
            Basic                                              $0.72               $0.83               $0.77
            Diluted                                            $0.69               $0.78               $0.72

         During the initial phase-in period of SFAS No. 123 the pro forma disclosure may not be representative of the impact on the net income in future years.

         Under the 1984 Incentive Stock Option Plan, which expired in 1994, the Company granted options to its employees for 804,976 shares (as adjusted for stock splits). Under the 1995 Incentive Stock Option Plan, the company may grant options to its key employees for up to 520,830 (as adjusted for stock splits) shares of common stock. Under both plans, the exercise price of the option equals the fair market price of the Company's stock on the date of the grant and an option's maximum term is 10 years. Under the 1995 Incentive Stock Option Plan 260,410 (as adjusted for stock splits) shares were granted in 1996, 7,813 (as adjusted for stock splits) shares were granted in 1997, 168,750 (as adjusted for stock splits) shares were granted in 1998 and 98,250 shares were granted in 1999. The options granted in 1997 and 1996 vest 20% each year starting with the date of the grant. The options granted in 1999 and 1998 vest 20% each year beginning at the end of the first year.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(9)      STOCK OPTIONS (Continued)

         The fair value of 1996 and 1997 option grants are estimated on the date of grant using the Flexible Binomial options-pricing method with the following weighted-average assumptions used for the grants in 1997 and 1996: dividend yield of 3.6 percent for all years; expected volatility of 40.6 percent for all years; risk-free interest rate of 6.4 percent for all years; and expected life of 3.7 years for all grants. The 1998 grant used the Black-Sholes options-pricing method with the following weighted-average assumptions: dividend yield of 2.6 percent; expected volatility of 47.7 percent; risk-free interest rate of 5.6 percent; and expected life of 5 years. The 1999 grant used the Black-Sholes options-pricing method with the following weighted-average assumptions: dividend yield of 2.5 percent; expected volatility of 42.8 percent; risk-free interest rate of 5.8 percent; and expected life of 5 years.

         A summary of the status of the Company's outstanding stock options as of January 1, 2000, January 2, 1999 and January 3, 1998, and changes during the years ending on those dates is presented below:

                                                        1999                     1998                     1997
                                                        ----                     ----                     ----
                                                            Exercise                 Exercise                 Exercise
                                               Shares(1)    Price(2)    Shares(1)    Price(2)    Shares(1)    Price(2)
                                               ---------    --------    ---------    --------    ---------    --------
         Outstanding at beginning of year       554,507      $5.03       424,124       $3.40      508,212      $3.09
         Granted                                 98,250      $7.13       168,750       $8.10        7,813      $7.28
         Exercised                              (33,040)     $0.57       (38,367)      $0.57      (68,980)     $1.02
         Forfeited                                ----        ----        ----         ----       (22,921)     $4.82
                                                -------                  -------                  -------
         Outstanding at year-end                619,717      $5.60       554,507       $5.03      424,124      $3.40

         Options exercisable at year-end        335,428                  285,242                  274,129
         Weighted-average fair value of
         options granted during the year         $2.59                    $3.21                    $1.68

         The following information applies to fixed stock options outstanding at January 1, 2000:

            Number outstanding (1)                               619,717
            Range of exercise prices                             $0.57 to $8.10
            Weighted-average exercise price                      $5.60
            Weighted-average remaining contractual life          6.7 years
         -----------------------
         (1) As adjusted for the five-for-four stock splits in June 1997 and July 1998.
         (2) Based on the weighted-average exercise price.

(10)     INCOME TAXES

         A summary of income taxes from continuing operations is as follows:

                                                   1999                    1998                      1997
                                                   ----                    ----                      ----
        Current:
           Federal                             $1,222,000               $1,410,000                $1,322,000
           State                                  263,000                  275,000                   247,000
        Deferred                                   64,000                   33,000                    72,000
                                               ----------               ----------                ----------
        Total                                  $1,549,000               $1,718,000                $1,641,000
                                               ==========               ==========                ==========

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(10)     INCOME TAXES (Continued)

         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax liability relate to the following:

                                                                                     1999              1998
                                                                                     ----              ----
        Property and equipment, due to differences in depreciation                 $307,000          $241,000
        Inventories, due to additional cost
            recorded for income tax purposes                                        (24,000)          (17,000)
        Accounts receivable, due to allowance
            for doubtful accounts                                                   (60,000)          (42,000)
        Accrued liabilities, due to expenses not yet
            deductible for income tax purposes                                       13,000           (18,000)
                                                                                   --------           -------

        Net deferred income tax liability                                          $236,000          $164,000
                                                                                   ========          ========

         The net deferred income tax liability is presented in the balance sheets as follows:

                                         1999              1998
                                         ----              ----
        Current Asset                  $120,000          $103,000
        Long-term Liability             356,000           267,000

         The effective income tax rate varied from the statutory Federal tax rate as follows:

                                         1999             1998          1997
                                         ----             ----          ----
        Federal statutory rate           34.0%           34.0%         34.0%
        State income taxes, net of
            federal income tax benefit    4.4             4.0           3.8
        Other                            (0.6)           (2.2)         (2.7)
                                         -----           -----         ----
        Effective income tax rate        37.8%           35.8%         35.1%
                                         =====           =====         =====

 (11)    EARNINGS PER SHARE

         In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                             1999                  1998                  1997
                                                             ----                  ----                  ----
        Numerator:
            Net income                                    $2,552,278            $3,080,895           $2,898,339
                                                          ==========            ==========           ==========
        Denominator:
            Weighted-average number of
            common shares outstanding                      3,378,721             3,631,457            3,714,838

            Dilutive effect of
            stock options on net income                      138,960               249,162              253,542
                                                           ---------            ----------           ----------

                                                           3,517,681             3,880,619            3,968,380
                                                          ==========            ==========           ==========

        Diluted earnings per share:                          $0.73                 $0.79                $0.73
                                                             =====                 =====                =====

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

 (12)    QUARTERLY FINANCIAL INFORMATION

                                               First           Second           Third           Fourth
         1999                                 Quarter          Quarter         Quarter          Quarter           Year
         ----                                 -------          -------         -------          -------           ----
         Net Sales                           $13,211,871      $14,382,345     $13,171,213      $11,781,127     $52,546,556
         Gross Profit                         $2,896,838       $3,228,929      $2,676,641       $2,414,424     $11,216,832
         Net Income                             $703,016         $844,679        $558,267         $446,316      $2,552,278
         Earnings Per
         Common Share:
             Basic                                 $0.20            $0.25           $0.17            $0.14           $0.76
             Diluted                               $0.19            $0.24           $0.16            $0.14           $0.73
         Average Common
         Shares Outstanding:
             Basic                             3,526,904        3,418,314       3,335,317        3,234,350       3,378,721
             Diluted                           3,694,190        3,575,523       3,479,267        3,321,742       3,517,681
                                               First           Second           Third           Fourth
         1998                                 Quarter          Quarter         Quarter          Quarter           Year
         ----                                 -------          -------         -------          -------           ----
         Net Sales                           $12,649,704      $13,709,226     $13,210,272      $12,397,627     $51,966,829
         Gross Profit                         $2,986,507       $3,009,633      $2,795,094       $2,629,270     $11,420,504
         Net Income                             $879,888         $911,903        $711,515         $577,589      $3,080,895
         Earnings Per
         Common Share:
             Basic                                 $0.24            $0.25           $0.20            $0.16           $0.85
             Diluted                               $0.22            $0.23           $0.19            $0.15           $0.79
         Average Common
         Shares Outstanding:
             Basic                             3,655,994        3,662,245       3,639,427        3,573,056       3,631,457
             Diluted                           3,885,200        3,948,675       3,918,211        3,775,283       3,880,619

                     REPORT OF INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE




The Board of  Directors
  and Stockholders of
Decorator Industries, Inc.



         The audit referred to in our opinion dated February 14, 2000 of the financial statements as of January 1, 2000 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in item 14 (a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.

                                                    LOUIS PLUNG & COMPANY, LLP
                                                    Certified Public Accountants




Pittsburgh, Pennsylvania
February 14, 2000

                           DECORATOR INDUSTRIES, INC.
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                COLUMN A                       COLUMN B                  COLUMN C                 COLUMN D          COLUMN E
                                                                        Additions
                                                                    (1)              (2)
                                                                Charged to       Charged to
                                              Balance at           Costs            Other                          Balance at
                                              Beginning             And           Accounts       Deductions           End
Description                                   of Period          Expenses         Described       Described        of Period
-----------                                   ---------          --------         ---------       ---------        ---------
DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

                  1999                         $111,706           $93,963            -0-         $46,673(A)         $158,996

                  1998                          218,018            68,471            -0-         174,783(A)          111,706

                  1997                          232,302            (4,000)           -0-          10,284(A)          218,018

(A) Write-off bad debts