Form 10-Q
period 2000-04-01
DECORATOR INDUSTRIES INC
filed 2000-05-15
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                               25-1001433
            ------------                               ----------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

  10011 Pines Blvd., Suite #201, Pembroke Pines, Florida             33024
  ------------------------------------------------------           -----------
         (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title of each class                     Outstanding at May 1, 2000
              -------------------                     --------------------------
    Common Stock, Par Value $.20 Per Share                     3,166,139

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
-------------------------------

                           DECORATOR INDUSTRIES, INC.
                                  BALANCE SHEET

                                                                                                 April 1, 2000          Jan. 1, 2000
                                                                                                 -------------          ------------
                                  ASSETS                                                          (UNAUDITED)
                                  ------
Current Assets:
    Cash and Cash Equivalents                                                                     $    972,913          $    484,328
    Short-term Investments                                                                             624,888             1,455,796
    Accounts Receivable, less allowance for
        doubtful accounts ($189,789 and $158,996)                                                    4,892,954             3,725,556
    Inventories                                                                                      6,051,724             5,739,303
    Other Current Assets                                                                               457,319               372,258
                                                                                                  ------------          ------------
Total Current Assets                                                                                12,999,798            11,777,241

                                                                                                  ------------          ------------
Property and Equipment:
    Land, Buildings & Improvements                                                                   4,130,751             4,123,189
    Machinery, Equipment, Furniture and Fixtures                                                     4,913,026             4,808,280
                                                                                                  ------------          ------------
Total Property and Equipment                                                                         2,043,777             8,931,469
    Less:  Accumulated Depreciation and Amortization                                                 3,243,500             3,104,989
                                                                                                  ------------          ------------
Net Property and Equipment                                                                           5,800,277             5,826,480
                                                                                                  ------------          ------------
Goodwill, less accumulated
    amortization of $1,220,799 and $1,189,871                                                        3,618,037             3,648,965
Other Assets                                                                                           516,767               412,837
                                                                                                  ------------          ------------
Total Assets                                                                                      $ 22,934,879          $ 21,665,523
                                                                                                  ============          ============

                    LIABILITIES & STOCKHOLDERS' EQUITY
                    ----------------------------------
Current Liabilities:
    Accounts Payable                                                                              $  4,180,197          $  3,100,681
    Current Maturities of Long-term Debt                                                               102,575               103,871
    Accrued Expenses:
        Income Taxes                                                                                   228,213                  --
        Compensation                                                                                   817,041             1,278,660
        Other                                                                                          929,946               647,173
                                                                                                  ------------          ------------
Total Current Liabilities                                                                            6,257,972             5,130,385
                                                                                                  ------------          ------------

Long-Term Debt                                                                                       1,786,096             1,814,169
Deferred Income Taxes                                                                                  375,000               356,000
                                                                                                  ------------          ------------
Total Liabilities                                                                                    8,419,068             7,300,554
                                                                                                  ------------          ------------

Stockholders' Equity
    Common stock $.20 par value: Authorized shares, 10,000,000;
       Issued shares, 4,444,997 and 4,408,831                                                          888,999               881,766
    Paid-in Capital                                                                                  1,441,676             1,427,788
    Retained Earnings                                                                               18,725,758            18,368,158
                                                                                                  ------------          ------------
                                                                                                    21,056,433            20,677,712
    Less:  Treasury stock, at cost:  1,264,587 and 1,219,801 shares                                  6,540,622             6,312,743
                                                                                                  ------------          ------------
Total Stockholders' Equity                                                                          14,515,811            14,364,969
                                                                                                  ------------          ------------
Total Liabilities and Stockholders' Equity                                                        $ 22,934,879          $ 21,665,523
                                                                                                  ============          ============


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                                       FOR THIRTEEN WEEKS ENDED:
                                                   --------------------------------------------------------------
                                                                April 1, 2000                  April 3, 1999
                                                                -------------                  -------------
Net Sales                                             $ 13,391,582      100.00%        $ 13,211,871       100.00%
Cost of Products Sold                                   10,688,670       79.82%          10,314,840        78.07%
                                                      ------------     -------         ------------       ------
Gross Profit                                             2,702,912       20.18%           2,897,031        21.93%
Selling and Administrative Expenses                      1,772,424       13.23%           1,781,393        13.48%
                                                      ------------      ------         ------------       ------
Operating Income                                           930,488        6.95%           1,115,638         8.45%
Other Income (Expense):
    Interest and Investment Income                          18,637        0.14%              17,906         0.13%
    Interest Expense                                       (20,180)      -0.15%              (4,528)       -0.03%
                                                      ------------     -------         ------------       ------
Earnings Before Income Taxes                               928,945        6.94%           1,129,016         8.55%
Provision for Income Taxes                                 348,000        2.60%             426,000         3.23%
                                                      ------------     -------         ------------       ------
Net Income                                            $    580,945        4.34%        $    703,016         5.32%
                                                      ============     =======         ============       ======

Earnings Per Share:
    Basic                                             $       0.18                     $       0.20
                                                      ============                     ============
    Diluted                                           $       0.18                     $       0.19
                                                      ============                     ============

Weighted-Average Number of Shares Outstanding:
    Basic                                                3,180,033                        3,526,904
    Diluted                                              3,222,562                        3,694,190


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     FOR THIRTEEN WEEKS ENDED:
                                                                                                April 1, 2000          April 3, 1999
                                                                                                -------------          -------------
Cash Flows From Operating Activities:
    Net Income                                                                                    $   580,945           $   703,016
    Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
            Depreciation and Amortization                                                             187,234               156,833
            Provision for Losses on Accounts Receivable                                                26,000                13,000
            Deferred Taxes                                                                             11,000                  --
            (Gain) Loss on Disposal of Assets                                                            (400)                3,833
            (Increase) Decrease from Changes in Accounts Receivable                                (1,193,398)             (878,122)
            (Increase) Decrease from Changes in Inventory                                            (312,421)              712,275
            (Increase) Decrease from Changes in Prepaid Expenses                                      (77,051)                8,245
            (Increase) Decrease from Changes in Other Assets                                         (103,930)              358,922
             Increase (Decrease) from Changes in Accounts Payable                                   1,079,516               732,528
             Increase (Decrease) from Changes in Accrued Expenses                                      49,366              (291,036)
                                                                                                  -----------           -----------
Net Cash Provided by Operating Activities                                                             246,861             1,519,494
                                                                                                  -----------           -----------

Cash Flows From Investing Activities:
    Capital Expenditures                                                                             (130,111)           (1,391,086)
    Proceeds from Property Dispositions                                                                   400                  --
    Short-term Investments                                                                            830,908            (1,001,714)
                                                                                                  -----------           -----------
Net Cash Provided by (Used in) Investing Activities                                                   701,197            (2,392,800)
                                                                                                  -----------           -----------

Cash Flows From Financing Activities:
    Long-term Debt Payments                                                                           (29,369)              (12,056)
    Proceeds from Debt                                                                                   --               1,222,965
    Dividend Payments                                                                                (223,345)             (245,772)
    Proceeds from Exercise of Stock Options                                                            21,460                18,833
    Issuance of Stock for Directors' Compensation                                                      10,000                12,500
    Purchase of Common Stock for Treasury                                                            (238,219)           (1,253,200)
                                                                                                  -----------           -----------
Net Cash Used in Financing Activities                                                                (459,473)             (256,730)
Net Increase (Decrease) in Cash and Cash Equivalents                                                  488,585            (1,130,036)
Cash and Cash Equivalents at Beginning of Year                                                        484,328             2,633,999
                                                                                                  -----------           -----------
Cash and Cash Equivalents at End of Period                                                        $   972,913           $ 1,503,963
                                                                                                  ===========           ===========

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
    Interest                                                                                      $     9,651           $     6,334
    Income Taxes                                                                                  $    26,413           $    26,147


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 1, 2000, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended April 1, 2000 and April 3, 1999.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 1, 2000. The results of operations for the thirteen week periods ended April 1, 2000 and April 3, 1999 are not necessarily indicative of operating results for the full year.

NOTE 3.           INVENTORIES
                  -----------

                  Inventories at April 1, 2000 and January 1, 2000 consisted of the following:

                                                 April 1, 2000   January 1, 2000
                                                 -------------   ---------------
                          Raw Material
                          and Supplies             $ 5,533,926      $ 5,363,747

                          In Process and
                          Finished Goods               517,798          375,556
                                                   -----------      -----------
                          Total Inventory          $ 6,051,724      $ 5,739,303
                                                   ===========      ===========

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

                                                   April 1, 2000   April 3, 1999
                                                   -------------   -------------
                  Numerator:
                      Net income                    $  580,945       $  703,016
                                                    ==========       ==========
                  Denominator:
                      Weighted-average number of
                      common shares outstanding      3,180,033        3,526,904

                      Dilutive effect of
                      stock options on net income       42,529          167,286
                                                    ----------       ----------

                                                     3,222,562        3,694,190
                                                    ==========       ==========

                  Diluted earnings per share:       $     0.18       $     0.19
                                                    ==========       ==========

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                                   (UNAUDITED)


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the First Quarter 2000.

                                        April 1, 2000          January 1, 2000
                                        -------------          ---------------
           Current Ratio                     2:08                   2:30
           Quick Ratio                       1:11                   1:18
           LT Debt to Total Capital         10.96%                 11.21%
           Working Capital                $6,741,826             $6,646,856

Days sales outstanding in accounts receivable were 33.0 days at April 1, 2000 compared to 34.2 days at April 3, 1999, Although accounts receivable increased by more than 31%. Inventories increased by 5% during the quarter. A use of working capital was for the purchase of Common Stock for Treasury ($238,219) during the quarter.

Cash and Short-Term Investments totaled $1,597,801 at April 1, 2000. Management does not foresee any events which will adversely affect its liquidity during 2000. On April 19,2000 the Company signed an agreement for a $5,000,000 revolving line of credit. With this credit line in place and the Company's cash balances the financial condition is more than adequate to finance internal growth and for the acquisitions of businesses.

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                                 First                First
                                                Quarter              Quarter
                                                  2000                1999
                                                  ----                ----
                  Earnings Ratios
                  ---------------
       Net sales                                 100.0%               100.0%
       Cost of products sold                      79.8                 78.1
       Selling and administrative                 13.2                 13.5
       Interest and investment income             (0.1)                (0.1)
       Interest expense                            0.2                  0.0
       Income taxes                                2.6                  3.2
       Net income                                  4.3                  5.3

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                                   (UNAUDITED)


Item 2. Management's Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations. (Continued)
        --------------

Thirteen Week Period Ended April 1, 2000, (First Quarter 2000) compared to Thirteen Week Period Ended April 3, 1999, (First Quarter 1999)
--------------------------------------------------------------

Net sales for the First Quarter 2000 were $13,391,582, compared to $13,211,871 for the same period in the previous year, a 1.4% increase. This increase was the result of growth in sales to the recreational vehicle and hospitality markets. The Company's sales to the manufactured housing market continue to be adversely affected by a decline in manufactured housing production, caused by an excess dealer inventory of manufactured homes.

Cost of products sold increased to 79.8% in the First Quarter 2000 compared to 78.1% a year ago. This increase is largely attributable to a change in the product mix including the increased sales to recreational vehicle and hospitality markets. Additionally, fixed expenses for manufactured housing sales were absorbed over a smaller sales volume.

Selling and administrative expenses were $1,772,424 in the First Quarter 2000 versus $1,781,393 in the First Quarter 1999.

Interest and investment income was $731 more in the First Quarter 2000 than the amount earned in the First Quarter 1999.

Net income decreased to $580,945 from $703,016 for the same period a year ago but improved from $446,317 achieved in the prior quarter. Diluted earnings per share decreased to 18 cents per share from 19 cents in the first quarter of last year.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

         (a)      Exhibits:
                  ---------

                           10Y - Revolving line of credit agreement with Comerica Bank dated April 19, 2000, filed herewith.

                           27M      - Financial data schedule, filed herewith.

         (b) No reports on Form 8-K were filed by the Company during the quarterly period ended April 1, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      DECORATOR INDUSTRIES, INC.
                                                              (Registrant)



   Date: May 5, 2000                  By: /s/  William A. Bassett
         -----------                      ------------------------------------
                                      William A. Bassett, President

   Date: May 5, 2000                  By: /s/  Michael K. Solomon
         -----------                      -------------------------------------
                                      Michael K. Solomon, Treasurer