Form 10-Q
period 2000-07-01
DECORATOR INDUSTRIES INC
filed 2000-08-15
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                          25-1001433
   ------------------------------                            ------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  10011 Pines Blvd., Suite #201, Pembroke Pines, Florida                 33024
  ------------------------------------------------------              ----------
           (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X     No
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of each class                        Outstanding at August 4, 2000
       -------------------                        -----------------------------
Common Stock, Par Value $.20 Per Share                      3,140,365

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
-------   ---------------------

                           DECORATOR INDUSTRIES, INC.
                                  BALANCE SHEET

                                                                                                 July 1, 2000           Jan. 1, 2000
                                                                                                 ------------           ------------
                                  ASSETS                                                          (UNAUDITED)
                                  ------
Current Assets:
    Cash and Cash Equivalents                                                                      $ 1,284,128           $   484,328
    Short-term Investments                                                                                  --             1,455,796
    Accounts Receivable, less allowance for
      doubtful accounts ($223,789 and $158,996)                                                      5,120,995             3,725,556
    Inventories                                                                                      6,852,365             5,739,303
    Other Current Assets                                                                               652,814               372,258
                                                                                                   -----------           -----------
Total Current Assets                                                                                13,910,302            11,777,241



Property and Equipment:
    Land, Buildings & Improvements                                                                   4,137,916             4,123,189
    Machinery, Equipment, Furniture and Fixtures                                                     5,135,342             4,808,280
                                                                                                   -----------           -----------
Total Property and Equipment                                                                         9,273,258             8,931,469
    Less:  Accumulated Depreciation and Amortization                                                 3,400,280             3,104,989
                                                                                                   -----------           -----------
Net Property and Equipment                                                                           5,872,978             5,826,480
                                                                                                   -----------           -----------
Goodwill, less accumulated
    amortization of $1,211,660 and $1,189,871                                                        3,031,126             3,648,965
Other Assets                                                                                           317,226               412,837
                                                                                                   -----------           -----------
Total Assets                                                                                       $23,131,632           $21,665,523
                                                                                                   ===========           ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY
                    ----------------------------------

Current Liabilities:
    Accounts Payable                                                                               $ 4,687,195           $ 3,100,681
    Current Maturities of Long-term Debt                                                               102,791               103,871
    Accrued Expenses:
        Income Taxes                                                                                        --                    --
        Compensation                                                                                   936,965             1,278,660
        Other                                                                                        1,058,095               647,173
                                                                                                   -----------           -----------
Total Current Liabilities                                                                            6,785,046             5,130,385
                                                                                                   -----------           -----------

Long-Term Debt                                                                                       1,760,064             1,814,169
Deferred Income Taxes                                                                                  370,000               356,000
                                                                                                   -----------           -----------
Total Liabilities                                                                                    8,915,110             7,300,554
                                                                                                   -----------           -----------

Stockholders' Equity
    Common stock $.20 par value: Authorized shares, 10,000,000;
       Issued shares, 4,444,997 and 4,408,831                                                          888,999               881,766
    Paid-in Capital                                                                                  1,441,336             1,427,788
    Retained Earnings                                                                               18,563,019            18,368,158
                                                                                                   -----------           -----------
                                                                                                    20,893,354            20,677,712
    Less:  Treasury stock, at cost:  1,292,366 and 1,219,801 shares                                  6,676,832             6,312,743
                                                                                                   -----------           -----------
Total Stockholders' Equity                                                                          14,216,522            14,364,969
                                                                                                   -----------           -----------
Total Liabilities and Stockholders' Equity                                                         $23,131,632           $21,665,523
                                                                                                   ===========           ===========



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)


                                              FOR THIRTEEN WEEKS ENDED:                         FOR TWENTY-SIX WEEKS ENDED:
                                     ----------------------------------------------    --------------------------------------------
                                         July 1, 2000            July 3, 1999              July 1, 2000           July 3, 1999
                                         ------------            ------------              ------------           ------------
Net sales                            $12,698,229   100.00%  $13,971,826   100.00%     $25,783,687    100.00%  $26,823,509   100.00%
Cost of products sold                  9,935,319    78.24%   10,812,044    77.38%      20,288,693     78.69%   20,798,321    77.54%
                                     -----------            -----------               -----------             -----------
Gross profit                           2,762,910    21.76%    3,159,782    22.62%       5,494,994     21.31%    6,025,188    22.46%
Selling and
Administrative expenses                1,962,759    15.46%    1,824,736    13.06%       3,701,307     14.36%    3,570,245    13.31%
                                     -----------            -----------               -----------             -----------
Operating income                         800,151     6.30%    1,335,046     9.56%       1,793,687      6.95%    2,454,943     9.15%
Interest and
investment income                         24,623    (0.19%)      12,950    (0.09%)        43,260      (0.17%)     30,857     (0.12%)
Interest expense                         (26,302)    0.20%      (23,686)    0.17%        (46,482)      0.18%     (28,214)     0.11%
                                     -----------            -----------               -----------             -----------
Earnings before                         798,472      6.29%    1,324,310     9.48%       1,790,465      6.94%    2,457,586     9.16%
income taxes
Provision for income taxes               301,000     2.37%      501,000     3.59%         673,000      2.61%      929,000     3.46%
                                     -----------            -----------               -----------             -----------
Continuing operations                    497,472     3.92%      823,310     5.89%       1,117,465      4.33%    1,528,586     5.70%
Discontinued operations:

Income (loss) from operations, net
of income
tax provision (benefit) of
$(9,000), $13,000,
$(33,000) and $11,000                   (16,267)     (.13%)      21,369      .15%        (55,315)      (.21%)      19,109      .07%


Loss on disposal, net of income
tax benefit of $259,000                (422,481)    (3.33%)                             (422,481)     (1.64%)
                                     ----------             -----------               ----------              -----------
Net Income                           $   58,724      0.46%     $844,679        6.04%  $  639,669       2.48%  $ 1,547,695    5.77%
                                     ==========             ===========               ==========              ===========

Earnings per share:
    Continuing Operations            $     0.16             $      0.24               $     0.35              $      0.44
                                     ==========             ===========               ==========              ===========
    Discontinued Operations          $    (0.14)            $      0.01               $    (0.15)             $      0.01
                                     ==========             ===========               ==========              ===========
    Basic                            $     0.02             $      0.25               $     0.20              $      0.45
                                     ==========             ===========               ==========              ===========
    Diluted                          $     0.02             $      0.24               $     0.20              $      0.43
                                     ===========            ===========               ===========             ===========

Weighted-average number of shares outstanding:
    Basic                             3,165,186               3,418,314                3,172,610                3,472,609
    Diluted                           3,199,699               3,575,523                3,211,131                3,634,857




    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    FOR TWENTY-SIX WEEKS ENDED:
                                                                                                July 1, 2000           July 3, 1999
                                                                                                ------------           ------------
Cash Flows From Operating Activities:
    Net income                                                                                   $   639,669            $ 1,547,695
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                                374,327                324,108
        Write-off of goodwill                                                                        565,481                     --
        Provision for losses on accounts receivable                                                   63,433                 26,000
        Deferred taxes                                                                               (10,000)                14,000
        (Gain) loss on disposal of assets                                                               (114)                (1,137)
        (Increase) decrease in accounts receivable                                                (1,458,872)            (1,307,927)
        (Increase) decrease in inventories                                                        (1,113,062)               347,073
        (Increase) decrease in prepaid expenses                                                     (256,556)                25,668
        (Increase) decrease in other assets                                                           96,566                122,083
        Increase (decrease) in accounts payable                                                    1,586,514              1,534,012
        Increase (decrease) in accrued expenses                                                       69,228               (129,611)
                                                                                                 -----------            -----------
Net Cash Provided by Operating Activities                                                            556,614              2,501,964
                                                                                                 -----------            -----------

Cash Flows From Investing Activities:
    Capital expenditures                                                                            (360,483)            (1,689,760)
    Proceeds from property dispositions                                                                  675                  6,100
    Short-term investments                                                                         1,455,796               (992,669)
    Net cash paid for acquisitions                                                                    (9,498)              (392,638)
                                                                                                 -----------            -----------
Net Cash Provided by (Used in) Investing Activities                                                1,086,490             (3,068,967)
                                                                                                 -----------            -----------

Cash Flows From Financing Activities:
    Long-term debt payments                                                                          (55,185)               (39,724)
    Dividend payments                                                                               (444,809)              (485,140)
    Proceeds on debt from new building                                                                    --              1,397,667
    Proceeds from exercise of stock options                                                           21,460                 18,833
    Purchase of common stock for treasury                                                           (384,770)            (1,599,808)
    Issuance of stock for director's compensation                                                     20,000                 25,738
                                                                                                 -----------            -----------
Net Cash Used in Financing Activities                                                               (843,304)              (682,434)
                                                                                                 -----------            -----------
Net increase (decrease) in cash and cash equivalents                                                 799,800             (1,249,437)
Cash and cash equivalents at beginning of year                                                       484,328              2,633,999
                                                                                                 -----------            -----------
Cash and Cash Equivalents at End of Period                                                       $ 1,284,128            $ 1,384,562
                                                                                                 ===========            ===========

Supplemental disclosures of cash flow information:
Cash paid for:
    Interest                                                                                     $    40,092            $    25,268
    Income taxes                                                                                 $   569,545            $   612,375

Cash flows from acquisitions:
    Purchase price                                                                               $     9,498            $   392,638


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              TWENTY-SIX WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 1, 2000, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended July 1, 2000 and July 3, 1999.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 1, 2000. The results of operations for the twenty-six week periods ended July 1, 2000 and July 3, 1999 are not necessarily indicative of operating results for the full year. Certain numbers from prior periods have been reclassified for comparative purposes.

NOTE 3.           INVENTORIES

                  Inventories at July 1, 2000 and January 1, 2000 consisted of the following:

                                                  July 1, 2000   January 1, 2000
                                                  ------------   ---------------
                          Raw Material
                          and Supplies            $ 6,278,612       $ 5,363,747
                          In Process and
                          Finished Goods              573,753           375,556
                                                  -----------        ----------
                          Total Inventory         $ 6,852,365       $ 5,739,303
                                                  ============      ===========

NOTE 4.           EARNINGS PER SHARE

                  Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                     Thirteen weeks ended:       Twenty-six weeks ended:
                                                 --------------------------    ---------------------------
                                                 July 1, 2000   July 3, 1999   July 1, 2000    July 3, 1999
                                                 ------------   ------------   ------------    ------------
                  Numerator:
                      Net income                  $   58,724     $  844,679     $  639,669      $1,547,695
                                                  ==========     ==========     ==========      ==========

                  Denominator:
                   Weighted-average number
                   of  common shares
                   outstanding                     3,165,186      3,418,314      3,172,610        3,472,609

                   Dilutive effect of
                   stock options on net
                   income                             34,513        157,209         38,521          162,248
                                                  ----------     ----------     ----------      -----------

                                                   3,199,699      3,575,523      3,211,131        3,634,857
                                                  ==========     ==========     ==========      ===========


                  Diluted earnings per
                        share:                    $     0.02     $     0.24     $     0.20      $      0.43
                                                  ==========     ==========     ==========      ===========

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              TWENTY-SIX WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999
                                   (UNAUDITED)

NOTE 5.           DISCONTINUED OPERATIONS

                  During the second quarter of the current year, the Company adopted a plan to dispose of its contract sewing operations through liquidation. At July 1, the net assets of these operations consisted primarily of goodwill ($565,481), inventories, machinery and equipment, and trade receivables. Included in the loss on disposal is a pretax provision of $60,000 for estimated operating losses during the phase-out period.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations.
        ----------------------

FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Second Quarter 2000.

                                                           July 1, 2000             January 1, 2000
                                                           ------------             ---------------
                  Current Ratio                                2:05                      2:30
                  Quick Ratio                                  1:04                      1:18
                  LT Debt to Total Capital                    11.02%                    11.21%
                  Working Capital                           $7,125,256                $6,646,856

Days sales outstanding in accounts receivable were 35.8 days at July 1, 2000 compared to 32.9 days at July 3 , 1999. Working capital increased by $478,400 and was used for the purchase of Common Stock for Treasury ($384,770) and capital expenditures ($360,483) during 2000.

Cash and Short-Term Investments totaled $1,284,128 at July 1, 2000. Management does not foresee any events which will adversely affect its liquidity during 2000. On April 19, 2000 the Company signed an agreement for a $5,000,000 revolving line of credit. With this credit line in place and the Company's cash balances the financial condition is more than adequate to finance internal growth and the acquisitions of businesses.

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                                            Second       Second
                                                           Quarter       Quarter        YTD          YTD
                                                             2000         1999         2000         1999
                                                             ----         ----         ----         ----
                             Earnings Ratios
                  Net sales                                100.0%        100.0%       100.0%       100.0%
                  Cost of products sold                     78.24         77.38        78.69        77.54
                  Selling and administrative                15.46         13.06        14.36        13.31
                  Interest and investment income            (0.19)        (0.09)       (0.17)       (0.12)
                  Interest expense                           0.20          0.17         0.18         0.11
                  Income taxes                               2.37          3.59         2.61         3.46
                  Discontinued operations                   (3.46)         0.15        (1.85)        0.07
                  Net income                                 0.46          6.04         2.48         5.77

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations. (Continued)
        -------------


Thirteen Week Period Ended July 1, 2000 (Second Quarter 2000) compared to Thirteen Week Period Ended July 3, 1999 (Second Quarter 1999)
---------------------------------------  ---------------------

Net sales for the Second Quarter 2000 were $12,698,229, compared to $13,971,826 for the same period the previous year, a 9.1% decrease. This decrease was largely the result of the continued slowdown in the manufactured housing market and a slight decrease in sales to the recreational vehicle industry. The Company's sales to the hospitality market increased during this period.

Cost of products sold increased to 78.2% in the Second Quarter 2000 compared to 77.4% a year ago. This increase is attributable to increased material and labor costs and fixed expenses for manufactured housing being absorbed over a smaller sales volume.

Selling and administrative expenses were $1,962,759 in the Second Quarter 2000 versus $1,824,736 in the Second Quarter 1999. This increase is attributable to the increased commission cost associated with the hospitality market.

Net income decreased to $58,724 from $844,679 for the same period a year ago. As discussed in Note 5 of the financial statements, the current quarter's income was decreased by a charge of $438,748 (net of tax) for the discontinued operations of a business unit. Earnings per share from continued operations decreased to 16 cents per share or $497,472 from 24 cents and $823,310 in the second quarter of last year.

Twenty-six Week Period Ended July 1, 2000 (First Six Months of 2000) compared to Twenty-six Week Period Ended July 3, 1999 (First Six Months of 1999)
---------------------------------------------------------------------

Net sales for the first six months 2000 were $25,783,687, down from $26,823,509 in the prior year, a 3.9% decrease. The decrease comes from the ongoing slowdown in the manufactured housing market, caused by an excess dealer inventory.

Cost of products sold increased to 78.7% in the first six months of 2000 compared to 77.5% a year ago. The increase is the result of allocating the fixed expenses for manufactured housing over a smaller sales volume.

Selling and administrative expenses were $3,701,307 in the first six months of 2000 versus $3,570,245 in the first six months of 1999. This increase is attributable to the increased commission cost associated with the hospitality market.

Net income for the six months decreased to $639,669 or 20 cents per share (diluted) compared to $1,547,695 or 43 cents per share (diluted) in the same period of 1999. As discussed in Note 5 of the financial statements, net income was reduced by $477,796 (net of tax) due to the discontinuance of contract sewing operations.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)      Exhibits:
                  ---------

                           27N - Financial data schedule, filed herewith.


         (b) No reports on Form 8-K were filed by the Company during the quarterly period ended July 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DECORATOR INDUSTRIES, INC.
                                                            (Registrant)



     Date: August 4, 2000                   By: /s/  William A. Bassett
           --------------                       ---------------------------

                                            William A. Bassett, President

     Date: August 4, 2000                   By: /s/  Michael K. Solomon
           --------------                       ---------------------------
                                            Michael K. Solomon, Treasurer