Form 10-Q
period 2000-09-30
DECORATOR INDUSTRIES INC
filed 2000-11-14
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                       25-1001433
--------------------------------------               ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

10011 Pines Blvd., Suite #201, Pembroke Pines, Florida          33024
------------------------------------------------------      ---------------
        (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of each class                       Outstanding at November 1, 2000
       -------------------                       -------------------------------
Common Stock, Par Value $.20 Per Share                    2,791,128

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


                           DECORATOR INDUSTRIES, INC.
                                  BALANCE SHEET

                                                                      Sept. 30, 2000    Jan. 1, 2000
                                                                      --------------    ------------
                                  ASSETS                                (UNAUDITED)
                                  ------
Current Assets:
    Cash and Cash Equivalents                                           $    50,153     $   484,328
    Short-term Investments                                                       --       1,455,796
    Accounts Receivable, less allowance for
        doubtful accounts ($259,789 and $158,996)                         4,518,137       3,725,556
    Inventories                                                           6,242,943       5,739,303
    Other Current Assets                                                    670,349         372,258
                                                                        -----------     -----------
Total Current Assets                                                     11,481,582      11,777,241
                                                                        -----------     -----------

Property and Equipment:
    Land, Buildings & Improvements                                        4,141,485       4,123,189
    Machinery, Equipment, Furniture and Fixtures                          5,349,115       4,808,280
                                                                        -----------     -----------
Total Property and Equipment                                              9,490,600       8,931,469
    Less:  Accumulated Depreciation and Amortization                      3,560,664       3,104,989
                                                                        -----------     -----------
Net Property and Equipment                                                5,929,936       5,826,480
                                                                        -----------     -----------
Goodwill, less accumulated
    amortization of $1,238,823 and $1,189,871                             3,003,963       3,648,965
Other Assets                                                                253,916         412,837
                                                                        -----------     -----------
Total Assets                                                            $20,669,397     $21,665,523
                                                                        ===========     ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                    $ 2,948,478     $ 3,100,681
    Current Maturities of Long-term Debt                                    104,680         103,871
    Accrued Expenses:
        Compensation                                                      1,104,210       1,278,660
        Other                                                               950,656         647,173
                                                                        -----------     -----------
Total Current Liabilities                                                 5,108,024       5,130,385
                                                                        -----------     -----------

Long-Term Debt                                                            2,401,614       1,814,169
Deferred Income Taxes                                                       389,000         356,000
                                                                        -----------     -----------
Total Liabilities                                                         7,898,638       7,300,554
                                                                        -----------     -----------

Stockholders' Equity
    Common stock $.20 par value: Authorized shares, 10,000,000;
       Issued shares, 4,444,997 and 4,408,831                               888,999         881,766
    Paid-in Capital                                                       1,441,496       1,427,788
    Retained Earnings                                                    18,578,740      18,368,158
                                                                        -----------     -----------
                                                                         20,909,235      20,677,712
    Less:  Treasury stock, at cost:  1,655,437 and 1,219,801 shares       8,138,476       6,312,743
                                                                        -----------     -----------
Total Stockholders' Equity                                               12,770,759      14,364,969
                                                                        -----------     -----------
Total Liabilities and Stockholders' Equity                              $20,669,397     $21,665,523
                                                                        ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                          FOR THIRTEEN WEEKS ENDED:                           FOR THIRTY-NINE WEEKS ENDED:
                                 ------------------------------------------------    -------------------------------------------
                                  September 30, 2000          October 2, 1999         September 30, 2 000        October 2, 1999
                                 ---------------------     --------------------      ---------------------    --------------------
Net sales                        $10,068,742   100.00%     $12,874,070   100.00%     $35,852,430    100.00%   $39,697,578   100.00%
Cost of products sold              8,043,178    79.88%      10,224,188    79.42%      28,331,872     79.02%    31,022,508    78.15%
                                 -----------               -----------               -----------              -----------
Gross profit                       2,025,564    20.12%       2,649,882    20.58%       7,520,558     20.98%     8,675,070    21.85%

Selling and
Administrative expenses            1,662,604    16.52%       1,732,752    13.46%       5,363,910     14.96%     5,302,997    13.36%
                                 -----------               -----------               -----------              -----------
Operating income                     362,960     3.60%         917,130     7.12%       2,156,648      6.02%     3,372,073     8.49%
Interest and
investment income                     10,686    -0.11%          10,723    -0.08%          53,946     -0.15%        41,580    -0.11%
Interest expense                     (35,571)    0.35%         (22,946)    0.18%         (82,053)     0.23%       (51,160)    0.13%
                                 -----------               -----------               -----------              -----------
Earnings before
income taxes                         338,075     3.36%         904,907     7.02%       2,128,541      5.94      3,362,493     8.47%
Provision for income taxes           127,000     1.26%         342,000     2.65%         800,000      2.23%     1,271,000     3.20%
                                 -----------               -----------               -----------              -----------
Income from
Continuing operations                211,075     2.10%     $   562,907     4.37%       1,328,541      3.71%   $ 2,091,493     5.27%

Discontinued operations:
------------------------
Income (loss) from
operations, net of income
tax provision (benefit) of
$(3,000), $(33,000) and
$8,000                                    --                    (4,640)    -.03%         (55,315)     -.15%        14,468      .04%

Loss on disposal, net of
income tax benefit of
$259,000                                  --                        --                  (422,481)    -1.18%            --
                                 -----------               -----------               -----------              -----------
Net Income                       $   211,075     2.10%     $   558,267     4.34%     $   850,745      2.38%   $ 2,105,961     5.31%
                                 ===========               ===========               ===========              ===========

Earnings per share:

    Continuing Operations              $0.07                     $0.17                     $0.42                    $0.62
                                       =====                     =====                     =====                    =====
    Discontinued Operations           $(0.00)                   $(0.00)                   $(0.15)                   $0.00
                                      ======                    ======                    ======                    =====
    Basic                              $0.07                     $0.17                     $0.27                    $0.62
                                       =====                     =====                     =====                    =====
    Diluted                            $0.07                     $0.16                     $0.27                    $0.59
                                       =====                     =====                     =====                    =====

Weighted-average number
of shares outstanding:

    Basic                          3,028,757                 3,335,317                 3,124,659                3,426,845
    Diluted                        3,063,037                 3,479,267                 3,161,766                3,582,993


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.

                             STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                               FOR THIRTY-NINE WEEKS ENDED:
                                                                           September 30, 2000         October 2, 1999
                                                                           ------------------         ---------------
Cash Flows From Operating Activities:
    Net income                                                                      $   850,745            $ 2,105,961
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                   565,035                501,997
        Write-off of goodwill                                                           565,481                     --
        Provision for losses on accounts receivable                                     101,433                 50,000
        Deferred taxes                                                                  (1,000)                 15,000
        (Gain) loss on disposal of assets                                                 5,272                 (5,543)
        (Increase) decrease in accounts receivable                                     (894,014)              (900,917)
        (Increase) decrease in inventories                                             (503,640)              (674,614)
        (Increase) decrease in prepaid expenses                                        (264,092)               (29,468)
        (Increase) decrease in other assets                                             158,921                312,040
        Increase (decrease) in accounts payable                                        (152,203)             1,251,350
        Increase (decrease) in accrued expenses                                         129,032               (174,481)
                                                                                    -----------            -----------
Net Cash Provided by Operating Activities                                               560,970              2,451,325
                                                                                    -----------            -----------

Cash Flows From Investing Activities:

    Capital expenditures                                                               (586,103)            (2,101,312)
    Proceeds from property dispositions                                                   1,362                 11,900
    Short-term investments                                                            1,455,796                (95,457)
    Net cash paid for acquisitions                                                       (9,498)              (479,918)
                                                                                    -----------            -----------
Net Cash Provided by (Used in) Investing Activities                                     861,557             (2,664,787)
                                                                                    -----------            -----------
Cash Flows From Financing Activities:
    Long-term debt payments                                                             (79,328)               (65,386)
    Dividend payments                                                                  (640,163)              (713,221)
    Net borrowings under line-of-credit agreement                                       667,582                     --
    Proceeds on debt from new building                                                       --              1,500,000
    Proceeds from exercise of stock options                                              21,460                 18,833
    Purchase of common stock for treasury                                            (1,856,253)            (2,520,432)
    Issuance of stock for director's compensation                                        30,000                 38,238
                                                                                    -----------            -----------
Net Cash Used in Financing Activities                                                (1,856,702)            (1,741,968)
                                                                                    -----------            -----------
Net increase (decrease) in cash and cash equivalents                                   (434,175)            (1,955,430)
Cash and cash equivalents at beginning of year                                          484,328              2,633,999
                                                                                    -----------            -----------
Cash and Cash Equivalents at End of Period                                          $    50,153            $   678,569
                                                                                    ===========            ===========

Supplemental disclosures of cash flow information: Cash paid for:

    Interest                                                                        $    67,305            $    48,734
    Income taxes                                                                    $   628,595            $ 1,147,775

Cash flows from acquisitions:
    Purchase price                                                                  $     9,498            $   479,918


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

         THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended September 30, 2000 and October 2, 1999.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 1, 2000. The results of operations for the thirty-nine week periods ended September 30, 2000 and October 2, 1999 are not necessarily indicative of operating results for the full year. Certain numbers from prior periods have been reclassified for comparative purposes.

NOTE 3.           INVENTORIES

                  Inventories at September 30, 2000 and January 1, 2000 consisted of the following:

                                                                Sept. 30, 2000           January 1, 2000
                                                                --------------           ---------------
                          Raw Material
                          and Supplies                             $ 5,720,242                $ 5,363,747

                          In Process and
                          Finished Goods                               522,701                    375,556
                                                                    ----------                -----------
                          Total Inventory                          $ 6,242,943                $ 5,739,303
                                                                   ===========                ===========

NOTE 4.           EARNINGS PER SHARE

                  Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                         Thirteen weeks ended:                   Thirty-nine weeks ended:
                                                         ---------------------                   ------------------------
                                                  Sept. 30, 2000        Oct. 2, 1999        Sept. 30, 2000        Oct. 2, 1999
                                                  --------------        ------------        --------------        ------------
                  Numerator:
                      Net income                       $  211,075           $  558,267            $  850,745          $2,105,961
                                                       ==========           ==========            ==========          ==========
                  Denominator:
                   Weighted-average
                   number of
                   common shares
                   outstanding                          3,028,757            3,335,317             3,124,659           3,426,845

                   Dilutive effect of
                   stock options on net
                   income                                  34,280              143,950                37,107             156,148
                                                       ----------           ----------            ----------          ----------
                                                        3,063,037            3,479,267             3,161,766           3,582,993
                                                       ==========           ==========            ==========          ==========
                  Diluted earnings per
                   share:                                   $0.07                $0.16                 $0.27               $0.59
                                                            =====                =====                 =====               =====

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
         THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                                   (UNAUDITED)

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

                  The contract sewing operation lost $25,712 for the thirteen weeks ended September 30, 2000. This was reserved as part of the phase-out period in the second quarter's disposal plan. The operation stopped doing business on October 27, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL CONDITION

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Third Quarter 2000.

                                                      September 30, 2000            January 1, 2000
                                                      ------------------            ---------------
                  Current Ratio                              2:25                        2:30
                  Quick Ratio                                1:03                        1:18
                  LT Debt to Total Capital                  15.83%                      11.21%
                  Working Capital                         $6,373,558                  $6,646,856

Days sales outstanding (DSO) in accounts receivable were 39.9 days at September 30, 2000 compared to 32.5 days at October 2, 1999. The DSO has increased due to increased activity in the hospitality market which traditionally has higher DSO's than the other markets served by the Company. Inventories at September 30, 2000 were 3% lower than the year ago inventory level. Working capital decreased by $273,298 and was used for the purchase of Common Stock for Treasury ($1,856,253) and capital expenditures ($586,103) during 2000.

Cash decreased to $50,153 at September 30, 2000 due largely from the purchase of Common Stock for Treasury. Management does not foresee any events which will adversely affect its liquidity during 2000. On April 19, 2000 the Company signed an agreement for a $5,000,000 revolving line of credit. With this credit line in place and the Company's cash balances the financial condition is more than adequate to finance internal growth and the acquisitions of businesses. As of September 30, 2000 the Company had drawn down $667,582 on this credit line. These borrowings have been fully repaid as of November 7, 2000.

RESULTS OF OPERATIONS

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                                            Third         Third
                                                           Quarter       Quarter        YTD          YTD
                                                             2000         1999         2000         1999
                                                             ----         ----         ----         ----
                             Earnings Ratios
                             ---------------
                  Net sales                                 100.0%        100.0%       100.0%       100.0%
                  Cost of products sold                      79.9          79.4         79.0         78.1
                  Selling and administrative                 16.5          13.5         15.0         13.4
                  Interest and investment income             (0.1)         (0.1)        (0.1)        (0.1)
                  Interest expense                            0.3           0.2          0.2          0.1
                  Income taxes                                1.3           2.7          2.2          3.2
                  Discontinued operations                      --          (0.0)        (1.3)         0.0
                  Net income                                  2.1           4.3          2.4          5.3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


Thirteen Week Period Ended September 30, 2000 (Third Quarter 2000) compared to Thirteen Week Period Ended October 2, 1999 (Third Quarter 1999)

Net sales for the Third Quarter 2000 were $10,068,742, compared to $12,874,070 for the same period the previous year, a 21.8% decrease. This decrease was largely the result of the continued slowdown in the manufactured housing market and a decrease in sales to the recreational vehicle industry which has reported a softness in sales mainly affecting motor homes. The Company's sales to the hospitality market increased during this period.

Cost of products sold increased to 79.9% in the Third Quarter 2000 compared to 79.4% a year ago. This increase is attributable to slightly higher labor costs and fixed expenses being absorbed over a smaller sales volume.

Selling and administrative expenses were $1,662,604 in the Third Quarter 2000 versus $1,732,752 in the Third Quarter 1999. This decrease is attributable to a reduction in compensation costs due to the Company's lower earnings.

Net income decreased to $211,075 from $558,267 for the same period a year ago. Earnings per share from continuing operations decreased to 7 cents per share, or $211,075, from 17 cents and $562,907, respectively, in the Third quarter of last year. This decrease was caused by lower sales volumes and higher manufacturing costs discussed above.

Thirty-nine Week Period Ended September 30, 2000 (First Nine Months of 2000) compared to Thirty-nine Week Period Ended October 2, 1999 (First Nine Months of
1999)

Net sales for the first nine months 2000 were $35,852,430, down from $39,697,578 in the prior year, a 9.7% decrease. The decrease comes from the ongoing slowdown in the manufactured housing market, caused by an excess dealer inventory and the tightening of credit to homebuyers.

Cost of products sold increased to 79.0% in the first nine months of 2000 compared to 78.2% a year ago. The increase is the result of slightly higher labor costs, allocating the fixed expenses for manufactured housing over a smaller sales volume and increased fixed expenses for the manufacturing of products in the recreational vehicle and hospitality markets.

Selling and administrative expenses were $5,363,910 in the first nine months of 2000 versus $5,302,997 in the first nine months of 1999. This increase is attributable to the increased commission cost associated with higher sales to the hospitality market.

Net income for the nine months decreased to $850,745 or 27 cents per diluted share, compared to $2,105,961 or 59 cents per diluted share in the same period of 1999. As discussed in Note 5 of the financial statements, net income was reduced by $477,796 (net of tax) due to the discontinuance of contract sewing operations.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)      Exhibits:
         ---------


         27 -- Financial data schedule, filed herewith.

(b) No reports on Form 8-K were filed by the Company during the quarterly period ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DECORATOR INDUSTRIES, INC.
                                                             (Registrant)



Date: November 10, 2000                     By: /s/  William A. Bassett
      -----------------                         --------------------------------
                                             William A. Bassett, President


Date: November 10, 2000                     By: /s/  Michael K. Solomon
      -----------------                         --------------------------------
                                             Michael K. Solomon, Treasurer