Form 10-K
period 2000-12-30
DECORATOR INDUSTRIES INC
filed 2001-03-30
CIK 27613

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                     25-1001433
-------------------------------                      --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

    10011 Pines Blvd., Pembroke Pines, Florida             33024
    ------------------------------------------          ----------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
        -------------------           -----------------------------------------
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

                                  Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value at March 15, 2001 of outstanding shares of Common Stock other than shares held by officers, directors and their respective associates:
$6,828,385

Number of shares outstanding at March 15, 2001:  2,796,576

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Cautionary Statement: The Company's Reports on Form 10-K and Form 10-Q, any Current Reports on Form 8-K, and any other written or oral statements made by or on behalf of the Company contain or may contain statements relating to future events, including results of operations, that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or belief as to future events and, by their very nature, are subject to risks and uncertainties which may result in actual events differing materially from those anticipated. In particular, future operating results will be affected by the level of demand for recreational vehicles, manufactured housing and hotel/motel accommodations and may be affected by changes in economic conditions, interest rate fluctuations, competitive products and pricing pressures within the Company's markets, the Company's ability to contain its manufacturing costs and expenses, and other factors. Any forward-looking statements by the Company speak only as of the date made, and the Company undertakes no obligation to update or revise such statements to reflect events or circumstances after such date or to reflect the occurrence of unanticipated events.




NOTE: In this report, unless the context otherwise requires, Registrant or Company means Decorator Industries, Inc. and its subsidiaries, herein sometimes also called "Decorator Industries". Reference to a particular year or the captions "For the Year" and "At Year End" refer to the fiscal periods as follows:

                     2000 - 52 weeks ended December 30, 2000
                     1999 - 52 weeks ended January 1, 2000
                     1998 - 52 weeks ended January 2, 1999
                     1997 - 53 weeks ended January 3, 1998
                     1996 - 52 weeks ended December 28, 1996
                     1995 - 52 weeks ended December 30, 1995


                                     PART I
                                     ------

Item 1.  Business.

         The Company is engaged in the design, manufacture and sale of window coverings, bedspreads and complementary products. These products are sold to original equipment manufacturers of recreational vehicles and manufactured housing and to the hospitality industry (motels/hotels) either through distributors or directly to the customers.

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

         During 2000, two customers, Fleetwood Enterprises and Champion Enterprises, accounted for approximately 21.5% and 10.3% respectively of the Company's total sales. In the event of the loss of one or both of these customers, there would be a material adverse effect on the Company. Fleetwood operates in the manufactured housing and recreational vehicle industries, whereas Champion operates solely in manufactured housing.

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

         The Company has no significant patents, licenses, franchises, concessions, trademarks or copyrights. Expenditures for research and development during 2000 and 1999 were not significant.

         Compliance with federal, state and local environmental protection provisions is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

         The Company employs approximately 520 sales, production, warehouse and administrative employees and also uses the services of independent sales representatives.

Item 2.  Properties.

         The following table summarizes certain information concerning the Company's properties:

                                                                        Approx.
      Location                            Principal Use               Square Feet      Owned/Leased
      --------                            -------------               -----------      ------------
Haleyville, Alabama          Offices, manufacturing and warehouse       54,000           Owned
Red Bay, Alabama             Offices, manufacturing and warehouse       35,000           Leased
Lakeland, Florida            Offices, manufacturing and warehouse        7,500           Leased
Pembroke Pines, Florida      Offices                                     3,148           Leased
Eatonton, Georgia            Offices, manufacturing and warehouse        5,000           Leased
Elkhart, Indiana             Offices, manufacturing and warehouse       16,000           Leased
Elkhart, Indiana             Offices, manufacturing and warehouse       35,000           Leased
Goshen, Indiana              Offices, manufacturing and warehouse       55,700            Owned
Bossier, Louisiana           Offices, manufacturing and warehouse       20,000            Owned
Salisbury, North Carolina    Offices, manufacturing and warehouse       22,500           Leased
Berwick, Pennsylvania        Offices, manufacturing and warehouse       12,500           Leased
Bloomsburg, Pennsylvania     Offices, manufacturing and warehouse       56,500            Owned
Abbotsford, Wisconsin        Offices, manufacturing and warehouse       21,600           Leased

         The Company considers that its offices, plants, machinery and equipment are well maintained, adequately insured and suitable for their purposes and that its plants are adequate for the presently anticipated needs of the business. The Goshen, IN and Bloomsburg, PA facilities are subject to mortgages financed as mentioned in Note 7 of the financial statements.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

         Common Stock price information is set forth in the table below.
                        2000 Sales Prices           1999 Sales Prices
                        -----------------           -----------------
                      High            Low           High           Low
                      ----            ---           ----           ---
First Quarter         5.375          4.4375         8.250         6.000
Second Quarter        5.125          4.563          7.625         6.1875
Third Quarter         4.750          3.375          7.3125        5.3125
Fourth Quarter        4.250          2.500          5.875         5.000

         As of March 15, 2001, the Company had 338 shareholders of record of its Common Stock.

         Total cash dividend payments were $.24 and $.28 per share in 2000 and 1999, respectively.

                           DECORATOR INDUSTRIES, INC.

                         Item 6. Selected Financial Data



                                            2000           1999            1998            1997            1996            1995
                                            ----           ----            ----            ----            ----            ----
FOR THE YEAR
------------
    Net Sales                             $42,609,584     $49,206,018    $48,788,610     $41,877,163     $38,649,687     $34,207,259
    Income from Continuing Operations     $ 1,037,112     $ 2,717,418    $ 3,090,230     $ 3,094,084     $ 3,065,220     $ 2,414,678
    Net Income                            $   133,198     $ 2,552,278    $ 3,080,895     $ 2,898,339     $ 3,065,220     $ 2,414,678
                                          -----------     -----------    -----------     -----------     -----------     -----------
AT YEAR-END
-----------
    Total Assets                          $18,855,387     $21,665,523    $21,462,694     $20,301,268     $18,394,357     $16,415,659
    Long-term Obligations                 $ 1,709,686     $ 1,814,169    $   463,037     $   506,169     $   549,433     $   587,084
    Long-term Debt/Total Capitalization         12.49%          11.21%          2.89%           3.41%           4.05%           5.00
    Working Capital                       $ 5,154,647     $ 6,646,856    $ 8,244,161     $ 8,406,250     $ 9,003,836     $ 6,925,352
    Current Ratio                              2.07:1          2.30:1         2.59:1          2.61:1          2.94:1          2.54:1
    Stockholders' Equity                  $11,979,479     $14,364,969    $15,559,732     $14,347,297     $13,010,945     $11,147,754
                                          -----------     -----------    -----------     -----------     -----------     -----------
PER SHARE
---------
    Continuing Operations                 $      0.34     $      0.80    $      0.85     $      0.83     $      0.84     $      0.60
    Basic                                 $      0.04     $      0.76    $      0.85     $      0.78     $      0.84     $      0.60
    Diluted                               $      0.04     $      0.73    $      0.79     $      0.73     $      0.78     $      0.55
    Book Value                            $      4.29     $      4.50    $      4.37     $      3.94     $      3.52     $      2.99
    Cash Dividends Declared               $      0.24     $      0.28    $      0.28     $      0.28     $      0.28     $      0.27



Note: This schedule has been adjusted for the affect of discontinued operations. Per share amounts, except for cash dividends, have been adjusted for five-for-four stock splits effective July 21, 1998 and June 13, 1997 and a four-for-three stock split in June 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Financial Resources:

         The Company's financial condition continues to be strong, as evidenced by the following statistical measures:

         1) Working capital at December 30, 2000 was $5,154,647 compared to $6,646,856 at January 1, 2000.

         2) The current ratio was 2.07:1 at year-end 2000 compared to 2.30:1 at year-end 1999.

         3) The liquid ratio changed to .99:1 at year-end 2000 from 1.18:1 at year-end 1999.

         4) The long-term debt ratio was 12.49% at December 30, 2000 compared to 11.21% a year earlier. The increase is due to a reduction in stockholders' equity caused largely by the purchase of treasury shares.

         A significant use of working capital was made for purchases of Common Stock to be held for the treasury, $1,856,253.

         Net accounts receivable decreased $230,880 (6%) and net inventories decreased $536,063 (9%).

         Capital expenditures for 2000 were $631,064 compared to $2,234,157 in 1999 which included $1,500,000 for the construction of a new building in Goshen, Indiana.

         The Company had no borrowings at year-end under its $5,000,000 revolving line-of-credit. The loss sustained in the fourth quarter caused the Company to violate one of the financial covenants contained in the loan agreement. The lender has waived this violation through May 15, 2001 and amended the covenants to allow the Company to operate at the current levels without the probability of additional violations. The lender has extended the term of the loan agreement through June 30, 2003. Management believes that its liquidity and available borrowing capacity are more than adequate to finance internal growth and any additional acquisitions of businesses.

Results of Operations:

         The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                            200           1999           1998
                                            ----          ----           ----
Net sales...............................    100.0%        100.0%         100.0%
Cost of products sold...................     79.6          77.3           77.2
Selling and administrative expenses.....     16.4          13.7           13.3
Interest and investment income.........       (.1)          (.1)           (.4)
Interest expense........................       .3            .1             --
Income from continuing operations.......      2.4           5.5            6.3
Net income.............................        .3           5.2            6.3

2000 vs. 1999

Net sales for the year 2000 were $42,609,584 compared to 1999 sales of $49,206,018. Increased sales to the hospitality market were offset by reduced sales to the manufactured housing and recreational vehicle markets. The Company's sales to the manufactured housing market continue to be adversely affected by a decline in manufactured housing production, caused by an excess dealer inventory of manufactured homes. Sales to the recreational vehicle market are down due to a softness in the market.

Cost of goods sold as a percentage of sales increased to 79.6% in 2000 from 77.3% in 1999. This increase is attributable to fixed expenses being absorbed over a smaller sales volume, higher labor costs due to the inefficiencies of operating at lower volumes and higher material costs resulting from competitive conditions. Also, the Company established reserves against certain non-moving and excess inventories.

Selling and administrative expenses as a percentage of sales increased in 2000 to 16.4% from 13.7% in 1999. The increase results largely from fixed expenses being absorbed over reduced sales volume, higher commission expense due to the increased hospitality sales, and a charge for impairment of goodwill.

Net income was $133,198 in 2000 compared to $2,552,278 in 1999. This decrease is attributable to the reduced sales volume and after tax losses from discontinued operations of $903,914. Without the losses from discontinued operations, net income would have been $1,037,112.

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

         William A. Bassett, age 64, has been President and a director of the Company since 1980, Chief Executive Officer since February 1993 and Chairman of the Board since January 1994.

         Michael S. Baxley, age 44, has been Executive Vice President of the Company since January 1999 and was appointed a director on August 2, 1999. He was employed as Executive Vice President for the Apparel Group of Scovill Fasteners, Inc., a manufacturer of apparel and industrial fasteners, from February 1997 to July 1998. Previously he was in various management positions with ACD Tridon, a subsidiary of Devtek (Automotive products), Johnston & Murphy, a division of Genesco (Footwear), Fruit of the Loom (Apparel), Procter & Gamble (Consumer Products) and the U.S. Navy.

         Michael K. Solomon, age 51, has been Vice President of the Company since November 1994, Treasurer and Chief Financial Officer of the Company since 1985 and a director of the Company since 1987.

         William A. Johnson, age 41, was appointed an officer of the Company on June 12, 1998. He has been Controller since January 6, 1997. From 1993 until 1996, he held various financial positions with Security Management Corporation.

         Jerome B. Lieber, age 80, has been Secretary and a director of the Company since 1961. He is Senior Counsel to the law firm of Klett Rooney Lieber & Schorling, a Professional Corporation, Pittsburgh, Pennsylvania, which serves as general counsel to the Company. Mr. Lieber previously had been a senior partner in that firm.

         Joseph N. Ellis, age 72, has been a director of the Company since 1993. He founded LaSalle-Deitch Co., Inc. a distributor of products for the manufactured housing and recreational vehicle industry, in 1963 and served as its President, Chief Executive Officer and Chairman from 1971 until his retirement in 1992. Mr. Ellis is currently a management consultant.

         Ellen Downey, age 48, has been a director of the Company since 1997. She served as a director of FRD Acquisition Corporation from 1996 to 1998. Ms. Downey was employed by Ryder System, Inc. in various financial positions from 1978 to 1991 and from 1991 to 1993 served as Vice President and Treasurer of that company.

         Thomas L. Dusthimer, age 66, has been a director of the Company since 1997. Since 1992 he has served as a consultant to and director of Key Bank (Elkhart, Indiana District). From 1973 until his retirement in 1992, Mr. Dusthimer served in various executive positions, including President, Chief Executive Officer and Chairman, with Ameritrust Indiana Corporation and Ameritrust National Bank.

Item 11.  Executive Compensation.

         The following table shows the compensation of the named executive officers of the Company for each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                    Compensation
                                                   Annual Compensation                 Awards
                                        ------------------------------------------     ------
Name and                         Fiscal                                               Optioned        All Other Com-
Principal Position                Year     Salary($)     Bonus($)    Other($)(1)      Shares(#)      pensation($)(2)
------------------                ----     ---------     --------    -----------      ---------      ---------------
William A. Bassett(3)             2000      300,000         ----          *             ----              36,832
Chairman of the Board,            1999      285,000        87,074         *            12,500             36,745
President and Chief               1998      262,000       127,000      89,977          31,250             36,745
Executive Officer

Michael S. Baxley(4)              2000      165,100         ----          *             ----               854
Executive Vice President          1999      161,925        39,183         *            20,000              ----


Michael K. Solomon                2000      118,820         ----          *             ----               1,464
Vice President, Treasurer         1999      118,820        20,000         *             5,000              1,553
and Chief Financial Officer       1998      114,650        24,000         *            12,500                447


------------------------
(1) Medical/dental reimbursement plan payments, country club memberships, relocation bonus, personal use of Company vehicles, and payments made in accordance with Company policy for disqualifying sales of Common Stock acquired upon the exercise of a qualified stock option. For 1998, payment to Mr. Bassett for such sales was $86,106. This payment provided a net benefit to the company of $16,359 for 1998. An asterisk indicates that the total of other annual compensation for that year was less than 10% of salary and bonus for that year.
(2) Premiums paid by the Company on life and long-term disability insurance policies and Company contributions to the 401(k) Retirement Savings Plan.
(3) The Company has an employment agreement with Mr. Bassett which provides for an annual salary of not less than $214,200. The agreement expires July 1, 2004.
(4) The Company has an employment agreement with Mr. Baxley which provides a weekly salary of $3,175 and upon Mr. Baxley's termination, a continuation of salary and benefits for 12 months.


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

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed one year of employment. Eligible employees may contribute up to 15% of their earnings with a maximum of $10,500 for 2000 based on the Internal Revenue Service annual contribution limit. The Company will match 25% of the first 4% of the employee's contributions up to 1% of the employee's earnings. Contributions are invested at the direction of the employee in one or more funds. Company contributions begin to vest after three years.

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

         The following table sets forth information concerning the exercise of stock options during fiscal 2000 by the named executive officers and the value of their unexercised, in-the-money stock options at the end of that fiscal year December 30, 2000. All options outstanding at December 30, 2000, except for those granted after fiscal 1995, were exercisable at any time prior to their respective expiration dates.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                    Shares                            Optioned         Value of
                                   Acquired         Value           Shares at       Options at
Name                              on Exercise     Realized ($)     12/30/00 (#)    12/30/00($)(1)
----                              -----------     ------------     ------------    --------------
William A. Bassett                  20,000          89,850         133,329(2)         80,484
                                                                    22,500(3)          ----
Michael S. Baxley                    ----            ----            7,000(2)          ----
                                                                    13,000(3)          ----
Michael K. Solomon                  14,290          66,877          38,704(2)          ----
                                                                     9,000(3)          ----

--------------------------

(1) Assumes a market value of $2.625 per share, which was the last reported sale price on the American Stock Exchange on December 29, 2000.
(2)      Exercisable.
(3)      Unexercisable.

Compensation of Directors

         Directors who are not employees of the Company are paid a fee of $10,000 per year for their scheduled services as directors. The fee is paid quarterly in shares of the Company's Common Stock valued at their closing price on the American Stock Exchange on the third business day following the release of sales and earnings for the preceding fiscal year. Under the Company's Stock Plan for Non-Employee Directors, such directors may elect to defer receipt of their shares, until after they leave the Board, by having them delivered to the Trust established under the Plan. Directors are paid $1,000 per day for additional meetings if needed. Members of the audit committee are paid ($1,000 per meeting for chairman and $500 per meeting for other members) for attending audit committee meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information concerning the common stockholding at March 15, 2001 of the directors and named executive officers of the Company, and the directors and executive officers as a group, is set forth in the following table. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares listed.

Name or Group                Shares Beneficially Owned     Percent of Class (1)
-------------                -------------------------     --------------------
William A. Bassett                   397,448(2)                   13.61%
Michael S. Baxley                     14,000(3)                   ------
Michael K. Solomon                   106,433(4)                    3.75%
Jerome B. Lieber                      13,705(5)(6)                ------
Joseph N. Ellis                        2,500(6)                   ------
Ellen Downey                           1,562(6)                   ------
Thomas L. Dusthimer                    1,250(6)                   ------
All directors and executive
officers as a group                  536,898(7)                    18.04%

----------------------------
(1) Shares which the named stockholder has the right to acquire within 60 days are deemed outstanding for the purpose of computing that stockholder's percentage.
(2) Includes 133,329 optioned shares which may be acquired within 60 days and 26,182 shares held as Trustee of the trust established under the Company's Stock Plan for Non-Employee Directors (the "Trust"). Mr. Bassett disclaims beneficial ownership of the shares he holds as Trustee.
(3)      Includes 7,000 optioned shares, which may be acquired within 60 days.
(4)      Includes 38,704 optioned shares, which may be acquired within 60 days.
(5) Includes 5,040 shares held in a charitable trust as to which Mr. Lieber disclaims beneficial ownership.
(6)      Excludes shares held in the Trust for his or her account.
(7)      Includes 179,033 optioned shares, which may be acquired within 60 days.

         FMR Corp. of Boston, Massachusetts, has furnished the Company a copy of its Schedule 13G dated February 14, 2000 in which it reported that as of December 31, 1999 Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, had sole investment power with respect to 200,015 shares (7.15%) of the Company's Common Stock. No further reports have been received from FMR Corp.

         First Manhattan Co. of New York, New York has furnished the Company a copy of its Schedule 13G dated February 9, 2000 in which it reported beneficial ownership of a total of 261,868 shares (9.36%) of the Company's Common Stock including sole power to vote and dispose of 17,112 shares, shared power to vote 236,401 shares and shared power to dispose of 244,756 shares. First Manhattan is a registered broker-dealer and investment adviser. No further reports have been received from First Manhattan Co.

         Robert Robotti of New York, New York has furnished the Company a copy of his Schedule 13G dated February 2001 in which he reported beneficial ownership of 235,656 shares (8.43%), of which Mr. Robotti has shared voting power and shared dispositive power. Mr. Robotti is the owner of Robotti & Company (134,995 shares), and a general partner in Ravenswood Investment Company, L.P. (22,593 shares) and also in Wilmac Partners, Ltd. (78,068 shares).

Item 13.  Certain Relationships and Related Transactions.

         None.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      The following documents are filed as a part of this report:
                  ----------------------------------------------------------

                  Financial Statements and Schedules
                  ----------------------------------

                  (1)      Independent Auditors' Report

                  (2)      Balance Sheets - December 30, 2000 and January 1,2000

                  (3) Statements of Earnings for the three fiscal years ended December 30, 2000

                  (4) Statements of Stockholders' Equity for the three fiscal years ended December 30, 2000

                  (5) Statements of Cash Flows for the three fiscal years ended December 30, 2000

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

         10M.1 Medical and Dental Reimbursement Plan, as amended to date, filed as Exhibit 10M.1 to Form 10-K for the fiscal year ended January 3, 1987 and incorporated herein by reference.*

         10T Employment Agreement dated August 2, 1994 between the registrant and William Bassett, filed as Exhibit 10T to Form 10-Q for the quarter ended July 2, 1994 and incorporated herein by reference.*

         10U 1995 Incentive Stock Option Plan, filed as Exhibit 10U to Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.*

         10W Stock Plan for Non-employee Directors and related Grantor Trust Agreement, filed as Exhibit 10W to Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.*

         10X Employment Agreement dated January 5, 1999 between the registrant and Michael S. Baxley, filed as Exhibit 10X to Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.*

         10Y Revolving line of credit agreement with Comerica Bank dated April 19, 2000, filed as Exhibit 10Y to Form 10-Q for the quarter ended April 1, 2000 and incorporated herein by reference.

         10Y.1 Amendment effective March 30, 2001 to Exhibit 10Y, filed herewith.

         10Y.2 Promissory Note dated April 19, 2000, and Amendment thereto effective March 30, 2001, relating to Exhibit 10Y, filed herewith.


         11.P     Computation of diluted income per share, filed herewith.

         23.B     Consent of Independent Auditors, filed herewith.

         -----------------------
         *Management contract or compensatory plan.


         (b)      Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the last quarter of 2000.

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

Dated:   March 27, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                                  Title                            Signature                      Date
----                                  -----                            ---------                      ----

William A. Bassett          Chairman, President,           /s/ William A. Bassett                March 27, 2001
                            Chief Executive Officer and    ---------------------------
                            Director



Michael S. Baxley           Executive Vice President and   /s/ Michael S. Baxley                 March 27, 2001
                            Director                       ---------------------------


Michael K. Solomon          Vice President, Treasurer,     /s/ Michael K. Solomon                March 27, 2001
                            Principal Financial and        ---------------------------
                            Accounting Officer,
                            And Director


Jerome B. Lieber            Director                       /s/ Jerome B. Lieber                  March 27, 2001
                                                           ---------------------------

Joseph N. Ellis             Director                       /s/ Joseph N. Ellis                   March 27, 2001
                                                           ---------------------------

Ellen Downey                Director                       /s/ Ellen Downey                      March 27, 2001
                                                           ---------------------------

Thomas Dusthimer            Director                       /s/ Thomas Dusthimer                  March 27, 2001
                                                           ---------------------------

                                       13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
 and Stockholders of
Decorator Industries, Inc.

         We have audited the accompanying balance sheets of Decorator Industries, Inc. as of December 30, 2000 and January 1, 2000 and the related statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decorator Industries, Inc. as of December 30, 2000 and January 1, 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2000 in conformity with generally accepted accounting principles.

                                          LOUIS PLUNG & COMPANY, LLP
                                          Certified Public Accountants







Pittsburgh, Pennsylvania
February 28, 2001 (March 20, 2001 as to Note 7)

                           DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEETS

                                                                                    Fiscal Year End
                             ASSETS                                           2000                   1999
                             ------                                       ------------           ------------
Current Assets:
    Cash and Cash Equivalents                                             $    307,819           $    484,328
    Short-term Investments                                                          --              1,455,796
    Accounts Receivable, less allowance for
      doubtful accounts ($144,395 and $158,996)                              3,494,676              3,725,556
    Inventories                                                              5,203,240              5,739,303
    Other Current Assets                                                       947,134                372,258
                                                                          ------------           ------------
Total Current Assets                                                         9,952,869             11,777,241
                                                                          ------------           ------------
Property and Equipment:
    Land, Buildings & Improvements                                           4,144,229              4,123,189
    Machinery, Equipment, Furniture and Fixtures                             5,326,181              4,808,280
                                                                          ------------           ------------
Total Property and Equipment                                                 9,470,410              8,931,469
    Less: Accumulated Depreciation and Amortization                          3,659,764              3,104,989
                                                                          ------------           ------------
Net Property and Equipment                                                   5,810,646              5,826,480
                                                                          ------------           ------------
Goodwill, less accumulated
    Amortization of $1,243,980 and $1,189,871                                2,836,306              3,648,965
Other Assets                                                                   255,566                412,837
                                                                          ------------           ------------
Total Assets                                                              $ 18,855,387           $ 21,665,523
                                                                          ============           ============


        LIABILITIES & STOCKHOLDERS' EQUITY
        ----------------------------------

Current Liabilities:
    Accounts Payable                                                      $  2,393,004           $  3,100,681
    Current Maturities of Long-term Debt                                       104,640                103,871
    Accrued Expenses:
      Compensation                                                             789,681              1,278,660
      Other                                                                  1,510,897                647,173
                                                                          ------------           ------------
Total Current Liabilities                                                    4,798,222              5,130,385
                                                                          ------------           ------------

Long-Term Debt                                                               1,709,686              1,814,169
Deferred Income Taxes                                                          368,000                356,000
                                                                          ------------           ------------
Total Liabilities                                                            6,875,908              7,300,554
                                                                          ------------           ------------

Stockholders' Equity
    Common stock $.20 par value: Authorized shares, 10,000,000;
       Issued shares, 4,444,997 and 4,408,831                                  888,999                881,766
    Paid-in Capital                                                          1,441,655              1,427,788
    Retained Earnings                                                       17,777,461             18,368,158
                                                                          ------------           ------------
                                                                            20,108,115             20,677,712
    Less: Treasury stock, at cost: 1,653,437 and 1,219,801 shares            8,128,636              6,312,743
                                                                          ------------           ------------
Total Stockholders' Equity                                                  11,979,479             14,364,969
                                                                          ------------           ------------
Total Liabilities and Stockholders' Equity                                $ 18,855,387           $ 21,665,523
                                                                          ============           ============



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENTS OF EARNINGS

                                                                                              For the Fiscal Year
                                                                                               -------------------
                                                                               2000                 1999                   1998
                                                                           ------------          ------------          ------------
Net Sales                                                                  $ 42,609,584          $ 49,206,018          $ 48,788,610

Cost of Products Sold                                                        33,906,006            38,055,987            37,659,324
                                                                           ------------          ------------          ------------
Gross Profit                                                                  8,703,578            11,150,031            11,129,286
Selling and Administrative Expenses                                           6,987,203             6,762,698             6,500,415
                                                                           ------------          ------------          ------------
Operating Income                                                              1,716,375             4,387,333             4,628,871

Other Income (Expense):

    Interest and Investment Income                                               55,899                50,183               194,456

    Interest Expense                                                           (114,162)              (70,098)               (9,097)
                                                                           ------------          ------------          ------------
Earnings Before Income Taxes                                                  1,658,112             4,367,418             4,814,230

Provision for Income Taxes                                                      621,000             1,650,000             1,724,000
                                                                           ------------          ------------          ------------
Income from Continuing Operations                                             1,037,112             2,717,418             3,090,230

Loss from Discontinued Operations, net of income tax
benefit of $93,000, $101,000, and $6,000                                       (152,433)             (165,140)               (9,335)

Loss on Disposal of Discontinued Operations, net of
income tax benefit of $460,000                                                 (751,481)                   --                    --
                                                                           ------------          ------------          ------------
Net Income                                                                 $    133,198          $  2,552,278          $  3,080,895
                                                                           ============          ============          ============

Earnings Per Share:

    Continuing Operations                                                  $       0.34          $       0.80          $       0.85
                                                                           ============          ============          ============
    Basic                                                                  $       0.04          $       0.76          $       0.85
                                                                           ============          ============          ============
    Diluted                                                                $       0.04          $       0.73          $       0.79
                                                                           ============          ============          ============

Average Number of Shares Outstanding:

    Basic                                                                     3,041,364             3,378,721             3,631,457

    Diluted                                                                   3,077,260             3,517,681             3,880,619



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                COMMON          PAID-IN            RETAINED          TREASURY
                                                STOCK           CAPITAL            EARNINGS            STOCK               TOTAL
                                               --------       ------------        -----------       -----------        ------------
Balance at
January 3, 1998                             $ 692,794       $  1,513,280        $ 14,588,269       $ (2,447,046)       $ 14,347,297

Transactions for 1998
    Net profit                                                                     3,080,895                              3,080,895

    Issuance of stock for
    exercise of options                         7,138             14,731                                                     21,869

    Issuance of stock for
    directors compensation                                        28,377                                 23,720              52,097

    Stock option tax
    benefit                                                       16,350                                                     16,350

    Purchase of common
    stock for treasury                                                                               (1,044,240)         (1,044,240)

    Dividends paid                                                                  (912,787)                              (912,787)

    Record stock split                        174,852           (176,601)                                                    (1,749)

                                            ---------       ------------        ------------       ------------        ------------
Balance at
January 2, 1999                             $ 874,784       $  1,396,137        $ 16,756,377       $ (3,467,566)       $ 15,559,732

Transactions for 1999
    Net profit                                                                     2,552,278                              2,552,278

    Issuance of stock for
    exercise of options                         6,982             11,850                                                     18,832

    Issuance of stock for
    directors compensation                                        19,801                                 33,503              53,304

    Purchase of common
    stock for treasury                                                                               (2,878,680)         (2,878,680)

    Dividends paid                                                                  (940,497)                              (940,497)

                                            ---------       ------------        ------------       ------------        ------------
Balance at
January 1, 2000                             $ 881,766       $  1,427,788        $ 18,368,158       $ (6,312,743)       $ 14,364,969

Transactions for 2000
    Net profit                                                                       133,198                                133,198

    Issuance of stock for
    exercise of options                         7,233             14,227                                                     21,460

    Issuance of stock for
    directors compensation                                          (360)                                40,360              40,000

    Purchase of common
    stock for treasury                                                                               (1,856,253)         (1,856,253)

    Dividends paid                                                                  (723,895)                              (723,895)

                                            ---------       ------------        ------------       ------------        ------------
Balance at
December 30, 2000                           $ 888,999       $  1,441,655        $ 17,777,461       $ (8,128,636)       $ 11,979,479
                                            =========       ============        ============       ============        ============

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                      For the Fiscal Year
                                                                                      -------------------
                                                                         2000                1999                  1998
                                                                    -----------          -----------          -----------
Cash Flows From Operating Activities:
    Net Income                                                      $   133,198          $ 2,552,278          $ 3,080,895
    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
        Depreciation and Amortization                                   752,672              682,821              569,681
        Write-off of goodwill                                           705,976
        Provision for Losses on Accounts Receivable                     168,709               93,000               68,471
        Deferred Taxes                                                 (151,000)              64,000               41,000
        (Gain) Loss on Disposal of Assets                                 7,868              (10,579)              (5,206)
    Increase (Decrease) from Changes in:
        Accounts Receivable                                              62,171               28,879             (272,403)
        Short-term Investments                                        1,455,796             (594,764)           1,145,850
        Inventory                                                       536,063              (14,077)          (1,146,845)
        Prepaid Expenses                                               (411,876)               2,136             (137,969)
        Other Assets                                                    157,271              179,110             (417,547)
        Accounts Payable                                               (707,677)             230,792             (244,772)
        Accrued Expenses                                                374,745             (334,070)             180,185
                                                                    -----------          -----------          -----------
Net Cash Provided by Operating Activities                             3,083,916            2,879,526            2,861,340
                                                                    -----------          -----------          -----------

Cash Flows From Investing Activities:
    Capital Expenditures                                               (631,064)          (2,234,157)          (1,166,032)
    Proceeds from Property Dispositions                                   2,539               20,049               16,742
    Note Receivable                                                          --                   --               60,000
    Deferred Purchase Price Payments                                     (9,498)            (479,918)            (385,030)
                                                                    -----------          -----------          -----------
Net Cash Used in Investing Activities                                  (638,023)          (2,694,026)          (1,474,320)
                                                                    -----------          -----------          -----------

Cash Flows From Financing Activities:
    Long-term Debt Payments                                            (103,714)             (88,130)             (42,422)
    Proceeds on debt from new building                                       --            1,500,000                   --
    Dividend Payments                                                  (723,895)            (940,497)            (912,787)
    Proceeds from Exercise of Stock Options                              21,460               18,832               21,869
    Cash in Lieu of Fractional Shares                                        --                   --               (1,749)
    Issuance of Stock for Director's Compensation                        40,000               53,304               52,097
    Stock Option Tax Benefit                                                 --                   --               16,350
    Purchase of Common Stock for Treasury                            (1,856,253)          (2,878,680)          (1,044,240)
                                                                    -----------          -----------          -----------
Net Cash Used in Financing Activities                                (2,622,402)          (2,335,171)          (1,910,882)
Net Increase (Decrease) in Cash and Cash Equivalents                   (176,509)          (2,149,671)            (523,862)
Cash and Cash Equivalents at Beginning of Year                          484,328            2,633,999            3,157,861
                                                                    -----------          -----------          -----------
Cash and Cash Equivalents at End of Period                          $   307,819          $   484,328          $ 2,633,999
                                                                    ===========          ===========          ===========

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
    Interest                                                        $    92,340          $    71,639          $    25,630
    Income Taxes                                                    $   685,345          $ 1,423,178          $ 1,794,790



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Nature of Operations
         --------------------

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

         Fiscal Year
         -----------

         The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in every sixth year containing 53 weeks. Fiscal year 2000 was a 52-week period ending December 30, 2000; 1999 was a 52-week period ending January 1, 2000 and 1998 was a 52-week period ending January 2, 1999.

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

         Excess of Cost over Net Assets Acquired
         ---------------------------------------

         The excess of investment costs over the fair value of net assets related to the acquisitions of Haleyville Manufacturing (1973), Liberia Manufacturing (1985) and Specialty Windows (1997) are being amortized over a period of 40 years. Amortization of $116,182 was charged to income during fiscal year ended December 30, 2000, $119,535 in fiscal year ended January 1, 2000, and $106,870 in fiscal year ended January 2, 1999. For the year ended December 30, 2000 management wrote off $140,495 of excess cost related to Paragon Interiors (1995) and $565,481 related to Southern Interiors (1997). (See Note 13)

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------

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

         Cash and cash equivalents consist of the following:

                                                    2000                1999
                                                    ----                ----
               General Funds                   $   36,989          $ (152,789)
               Overnight repurchase
                     agreements                   270,830             637,117
                                               ----------         -----------
                                               $  307,819         $  $484,328
                                               ==========         ===========


         Short-term Investments
         ----------------------

         Short-term investments are categorized as trading securities. The estimated fair values of the Company's trading securities, which are the amounts reflected in the balance sheet, are based on quoted market prices. A loss of $7,907 is included in income for the year ended December 30, 2000 compared to a loss of $94,013 for the year ended January 1, 2000.

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

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------

         Estimates
         ---------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from these estimates and assumptions.

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

         SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133" issued June 2000.

         SFAS No. 139, "Recission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121" issued June 2000.

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement 125" issued September 2000.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(2)      ACQUISITIONS
         -------------

         As of March 15, 1997, the Company acquired the business and certain assets of Specialty Window Coverings Corp. for $2,455,783. Additional consideration of $705,415 was paid based on Specialty's earnings over the two years ending April 3, 1999. Specialty is an Elkhart, Indiana based manufacturer of pleated shades for the recreational vehicle market.

         As of May 12, 1997, the Company acquired the business and certain assets of Southern Interiors, Inc. for $844,313 and future consideration, not to exceed $500,000, based on Southern's sales over the three years ending July 1, 2000. Southern is located in Memphis, Tennessee and manufactures draperies for the hospitality market from fabric supplied by its customers, largely hotel design and supply firms. During the second quarter of 2000, the Company disposed of this operation. (See note 13.)

         These acquisitions have been included in the consolidated financial statements from the dates of acquisition. They have been accounted for as a purchase. In each case, the purchase price has been allocated to the underlying assets based upon their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") is $1,965,743 and $605,548 respectively, which is being amortized over 40 years.

         In December 1997 the Company decided to discontinue the manufacturing and sale of products for the retail market. This resulted in an after-tax loss of $136,918 on net sales of $412,492.

         The cash payments for deferred purchase price of $9,498, $479,918 and $385,030 represents the additional consideration paid for the acquisitions of Specialty Window Coverings and Southern Interiors.

(3)      INVENTORIES
         -----------

         Inventories consisted of the following classifications:

                                                      2000             1999
                                                      ----             ----
               Raw materials & supplies            $4,876,287       $5,363,747
               In process & finished goods            326,953          375,556
                                                   ----------       ----------
                                                   $5,203,240       $5,739,303
                                                   ==========       ==========

(4)      LEASES
         ------

         The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the Company bears the cost of maintenance and repairs and other operating expenses. Rent expense was $536,987 in 2000, $519,971 in 1999 and $478,635 in 1998.

         Commitments under these leases extend through November 2006 and are as follows:

                                      2001              $455,286
                                      2002              $256,075
                                      2003              $110,086
                                      2004               $65,005
                                      2005               $62,379
                                Thereafter               $57,181

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(5)      COMMITMENTS
         -----------

         The Company has commitments under certain employment and non-compete agreements entered into with individuals in management positions. The commitments under these agreements are payable $379,300, $214,200 and $214,200, respectively, from 2001 through 2003 and $107,100 thereafter.

(6)      SIGNIFICANT CUSTOMERS
         ---------------------

         Sales to Fleetwood Enterprises accounted for 21.5%, 20.3% and 20.1% of Company sales in 2000, 1999 and 1998, respectively. Fleetwood operates in the manufactured housing and recreational vehicle industries. Sales to Champion Enterprises accounted for 10.3%, 12.7% and 13.5% of Company sales in 2000, 1999 and 1998, respectively. Champion operates solely in the manufactured housing industry.

 (7)     LONG TERM-DEBT AND CREDIT ARRANGEMENTS
         --------------------------------------

         Long-term debt consists of the following:
                                                                                       2000           1999
                                                                                       ----           ----
        Note payable in monthly payments of $2,088 through August 2007 at 4%
        interest. This note is secured by the first mortgage on the Bloomsburg,
        PA building.                                                               $ $144,326      $  163,040

        Bond payable in monthly installments through November 2008.  The interest rate is variable and is currently less than 4%.  This bond is
        secured by the Company's Bloomsburg, PA property.                             275,000         300,000

        Bond payable in quarterly installments through March 2014.  The interest rate is variable and is currently less than 4%.  This bond is secured by
        the Company's Goshen, IN property.                                          1,395,000       1,455,000
                                                                                   ----------      ----------
                                                                                    1,814,326       1,918,040
        Less amount due within one year                                               104,640         103,871
                                                                                   ----------      ----------
                                                                                   $1,709,686      $1,814,169
                                                                                   ==========      ==========

         The principal payments on long-term debt for the five years subsequent to December 30, 2000 are as follows:
                                            2001     $104,640
                                            2002     $105,440
                                            2003     $126,273
                                            2004     $127,140
                                            2005     $128,042

         On April 19, 2000 the Company signed an agreement for a $5,000,000 revolving line of credit. The maximum borrowed under this agreement was $1,413,000 and there were no outstanding borrowings at December 30, 2000. This agreement contains certain financial covenants, including a minimum net income requirement. The Company was in violation of that covenant as of December 30, 2000. The lender has waived this violation through May 15, 2001 and amended the covenants. This amended agreement will expire on June 30, 2003.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(8)      EMPLOYEE BENEFIT PLANS
         ----------------------

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed 1 year of employment. Eligible employees may contribute up to 15% of their earnings with a maximum of $10,500 for 2000 based on the Internal Revenue Service annual contribution limit. The Company will match 25% of the first 4% of the employee's contributions up to 1% of each employee's earnings. Contributions are invested at the direction of the employee to one or more funds. Company contributions begin to vest after three years. Company contributions to the plan were $53,261 in 2000 and $59,745 in 1999.

(9)      STOCK OPTIONS
         -------------

         At December 30, 2000, the Company had options outstanding under two fixed stock option plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two fixed stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               2000                 1999               1998
                                                               ----                 ----               ----
        Pro forma net income (loss)                         $(21,147)         $2,426,020           $3,026,032
        Pro forma earnings (loss) per share:
            Basic                                             ($0.01)              $0.72               $0.83
            Diluted                                           ($0.01)              $0.69               $0.78

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

(9)      STOCK OPTIONS (Continued)
         ------------------------

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

         A summary of the status of the Company's outstanding stock options as of December 30, 2000, January 1, 2000 and January 2, 1999, and changes during the years ending on those dates is presented below:

                                                        2000                     1999                     1998
                                                        ----                     ----                     ----
                                                            Exercise                 Exercise                 Exercise
                                               Shares(1)    Price(2)    Shares(1)    Price(2)    Shares(1)    Price(2)
                                               ---------    --------    ---------    --------    ---------    --------
         Outstanding at beginning of year       619,717      $5.60       554,507       $5.03      424,124      $3.40
         Granted                                  ----        ----        98,250       $7.13      168,750      $8.10
         Exercised                              (36,166)     $0.59       (33,040)      $0.57      (38,367)     $0.57
         Forfeited                              (14,750)     (7.43)       ----         ----        ----         ----
                                              ---------               ----------                ---------
         Outstanding at year-end                568,801      $5.87       619,717       $5.60      554,507      $5.03

         Options exercisable at year-end        397,939                  335,428                  285,242
         Weighted-average fair value of
         options granted during the year          ----                    $2.59                    $3.21

         The following information applies to fixed stock options outstanding at December 30, 2000:

                  Number outstanding (1)                       568,801
                  Range of exercise prices                       $0.57 to $8.10
                  Weighted-average exercise price                $5.87
                  Weighted-average remaining contractual life     5.9 years

         -----------------------

         (1) As adjusted for the five-for-four stock splits in June 1997 and July 1998.

         (2)      Based on the weighted-average exercise price.

(10)     INCOME TAXES
         ------------

         A summary of income taxes is as follows:

                                    2000              1999              1998
                                    ----              ----              ----
        Current:
          Federal               $  207,000         $1,222,000        $1,410,000
          State                     12,000            263,000           275,000
        Deferred                  (151,000)            64,000            33,000
                                 ----------         ----------        ----------
        Total                   $   68,000         $1,549,000        $1,718,000
                                 ==========         ==========        ==========

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(10)     INCOME TAXES (Continued)
         ------------------------

         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax liability relate to the following:

                                                                                       2000              1999
                                                                                       ----              ----
         Property and equipment, due to differences in depreciation                   $367,000          $307,000
         Inventories, due to additional cost
            recorded for income tax purposes                                          (23,000)          (24,000)
         Accounts receivable, due to allowance
            for doubtful accounts                                                     (55,000)          (60,000)
         Accrued liabilities, due to expenses not yet
            deductible for income tax purposes                                       (204,000)            13,000
                                                                                     ---------         ---------

         Net deferred income tax liability                                            $ 85,000          $236,000
                                                                                     ========          =========

         The net deferred income tax liability is presented in the balance sheets as follows:

                                                      2000              1999
                                                      ----              ----
         Current Asset                               $283,000         $120,000
         Long-term Liability                          368,000          356,000

         The effective income tax rate varied from the statutory Federal tax rate as follows:

                                                      2000      1999     1998
                                                      ----      ----     ----
         Federal statutory rate                        34.0%    34.0%    34.0%
         State income taxes, net of
            federal income tax benefit                  4.3      4.4      4.0
         Other                                         (4.5)    (0.6)    (2.2)
                                                     ------   ------   ------
         Effective income tax rate                     33.8%    37.8%    35.8%
                                                     ======   ======   ======

 (11)    EARNINGS PER SHARE

         In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                              2000         1999          1998
                                              ----         ----          ----
          Numerator:
          Net income                      $  133,198    $2,552,278    $3,080,895
                                          ==========    ==========    ==========
          Denominator:
          Weighted-average number of
          common shares outstanding        3,041,364     3,378,721     3,631,457

        Dilutive effect of
        stock options on net income           35,896       138,960       249,162
                                          ----------    ----------    ----------

                                           3,077,260     3,517,681     3,880,619
                                          ==========    ==========    ==========

        Diluted earnings per share:       $     0.04    $     0.73    $     0.79
                                          ==========    ==========    ==========

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

 (12)    QUARTERLY FINANCIAL INFORMATION
         -------------------------------

                                              First            Second             Third             Fourth
            2000                             Quarter           Quarter           Quarter            Quarter                Year
            ----                             -------           -------           -------            -------                ----
           Net Sales                     $ 12,443,014       $ 12,163,649       $  9,731,021       $  8,271,900        $ 42,609,584
           Gross Profit                  $  2,674,956       $  2,723,753       $  2,052,297       $  1,252,572        $  8,703,578
           Net Earnings                  $    580,945       $     58,724       $    211,076       $   (717,547)       $    133,198
           Earnings Per
           Common Share:
               Continuing Operations     $       0.19       $       0.16       $       0.08       ($      0.09)       $       0.34
               Basic                     $       0.18       $       0.02       $       0.07       ($      0.23)       $       0.04
               Diluted                   $       0.18       $       0.02       $       0.07       ($      0.23)       $       0.04
           Average Common
           Shares Outstanding:
               Basic                        3,180,033          3,165,186          3,028,757          2,791,480           3,041,364
               Diluted                      3,222,562          3,199,699          3,063,037          2,823,740           3,077,260

                                              First            Second             Third             Fourth
            1999                             Quarter           Quarter           Quarter            Quarter                Year
            ----                             -------           -------           -------            -------                ----

           Net Sales                     $ 12,332,923       $ 13,464,381       $ 12,384,308       $ 11,024,406        $ 49,206,018
           Gross Profit                  $  2,850,183       $  3,159,843       $  2,716,869       $  2,423,136        $ 11,150,031
           Net Income                    $    703,016       $    844,679       $    558,267       $    446,316        $  2,552,278
           Earnings Per
           Common Share:
               Continuing Operations     $       0.20       $       0.25       $       0.19       $       0.16        $       0.80
               Basic                     $       0.20       $       0.25       $       0.17       $       0.14        $       0.76
               Diluted                   $       0.19       $       0.24       $       0.16       $       0.14        $       0.73
           Average Common
           Shares Outstanding:
               Basic                        3,526,904          3,418,314          3,335,317          3,234,350           3,378,721
               Diluted                      3,694,190          3,575,523          3,479,267          3,321,742           3,517,681


         The quarterly information shown above has been adjusted to reflect the discontinued operations.

(13)     DISCONTINUED OPERATIONS
         -----------------------

         During the second quarter of the current year, the Company adopted a plan to dispose of its contract sewing operations for the hospitality industry through liquidation. At July 1, 2000, the net assets of this operation consisted primarily of goodwill ($565,481), inventories, machinery and equipment, and trade receivables. This decision resulted in an after-tax loss of $422,000 for disposal of this operation. Included in the loss on disposal was a pre-tax provision of $60,000 for estimated operating losses during the phase-out period.

         In the fourth quarter of 2000, the Company decided to discontinue the manufacturing of furniture for sale to the recreational vehicle and hospitality industries. At December 30, 2000, the assets of this operation consisted primarily of inventories, equipment and trade receivables. This decision resulted in an after-tax loss of $329,000 for disposal of this operation. Included in the loss on disposal is a pre-tax provision of $160,000 for estimated operating losses during the phase-out period.

                     REPORT OF INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE




The Board of  Directors
  and Stockholders of
Decorator Industries, Inc.



         The audit referred to in our opinion dated February 28, 2001 (March 20, 2001 as to Note 7) of the financial statements as of December 30, 2000 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in item 14 (a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.





                                                   LOUIS PLUNG & COMPANY, LLP
                                                   Certified Public Accountants





Pittsburgh, Pennsylvania
February 28, 2001 (March 20, 2001 as to Note 7)

                           DECORATOR INDUSTRIES, INC.
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                COLUMN A                       COLUMN B                  COLUMN C                 COLUMN D          COLUMN E
                                                                        Additions
                                                                    (1)              (2)
                                                                Charged to       Charged to
                                              Balance at           Costs            Other                          Balance at
                                              Beginning             And           Accounts       Deductions           End
Description                                   of Period          Expenses         Described       Described        of Period
-----------                                   ---------          --------         ---------       ---------        ---------
DEDUCTED FROM ASSETS
TO WHICH THEY APPLY:

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

                  2000                         $158,996          $168,709            -0-         $183,310(A)        $144,395

                  1999                         $111,706           $93,963            -0-         $ 46,673(A)        $158,996

                  1998                          218,018            68,471            -0-          174,783(A)         111,706

(A) Write-off bad debts
