Form 10-Q
period 2001-03-31
DECORATOR INDUSTRIES INC
filed 2001-05-14
CIK 27613

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                       25-1001433
    ------------------------------                        ------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

10011 Pines Blvd., Suite #201, Pembroke Pines, Florida           33024
------------------------------------------------------     -----------------
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:         (954) 436-8909

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     ----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Title of each class                       Outstanding at May 11, 2001
        -------------------                       ---------------------------
Common Stock, Par Value $.20 Per Share                     2,797,616





================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           DECORATOR INDUSTRIES, INC.
                                  BALANCE SHEET

                                                                             March 31, 2001     Dec. 30, 2000
                                                                             --------------     -------------
                                                                             (UNAUDITED)
                                  ASSETS
                                  ------
Current Assets:
    Cash and Cash Equivalents                                               $   313,027         $   307,819
    Accounts Receivable, less allowance for
        doubtful accounts ($181,395 and $144,395)                             3,609,170           3,494,676
    Inventories                                                               4,629,860           5,203,240
    Other Current Assets                                                      1,203,744             947,134
                                                                            -----------         -----------
Total Current Assets                                                          9,755,801           9,952,869
                                                                            -----------         -----------

Property and Equipment:
    Land, Buildings & Improvements                                            4,149,687           4,144,229
    Machinery, Equipment, Furniture and Fixtures                              5,333,245           5,326,181
                                                                            -----------         -----------
Total Property and Equipment                                                  9,482,932           9,470,410
    Less:  Accumulated Depreciation and Amortization                          3,771,145           3,659,764
                                                                            -----------         -----------
Net Property and Equipment                                                    5,711,787           5,810,646
                                                                            -----------         -----------
Goodwill, less accumulated
    amortization of $1,270,127 and $1,243,980                                 2,810,158           2,836,306
Other Assets                                                                    487,085             255,566
                                                                            -----------         -----------
Total Assets                                                                $18,764,831         $18,855,387
                                                                            ===========         ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY
                    ----------------------------------
Current Liabilities:
    Accounts Payable                                                        $ 2,659,936         $ 2,393,004
    Current Maturities of Long-term Debt                                        105,094             104,640
    Accrued Expenses:
        Compensation                                                            570,132             789,681
        Other                                                                 1,527,392           1,510,897
                                                                            -----------         -----------
Total Current Liabilities                                                     4,862,554           4,798,222
                                                                            -----------         -----------

Long-Term Debt                                                                1,683,326           1,709,686
Deferred Income Taxes                                                           382,000             368,000
                                                                            -----------         -----------
Total Liabilities                                                             6,927,880           6,875,908
                                                                            -----------         -----------

Stockholders' Equity
    Common stock $.20 par value: Authorized shares, 10,000,000;
       Issued shares, 4,444,997                                                 888,999             888,999
    Paid-in Capital                                                           1,434,692           1,441,655
    Retained Earnings                                                        17,624,932          17,777,461
                                                                            -----------         -----------
                                                                             19,948,623          20,108,115
    Less:  Treasury stock, at cost:  1,649,989 and 1,653,437 shares           8,111,672           8,128,636
                                                                            -----------         -----------
Total Stockholders' Equity                                                   11,836,951          11,979,479
                                                                            -----------         -----------
Total Liabilities and Stockholders' Equity                                  $18,764,831         $18,855,387
                                                                            ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                                            FOR THIRTEEN WEEKS ENDED:
                                                          ----------------------------------------------------------
                                                              March 31, 2001                      April 1, 2000
                                                          ----------------------            -----------------------
Net Sales                                                 $8,052,955      100.00%           $12,443,014      100.00%

Cost of Products Sold                                      6,587,384       81.80%             9,768,058       78.50%
                                                          ----------                        -----------
Gross Profit                                               1,465,571       18.20%             2,674,956       21.50%

Selling and Administrative Expenses                        1,539,739       19.12%             1,687,704       13.56%
                                                          -----------                       -----------
Operating Income (Loss)                                      (74,168)      -0.92%               987,252        7.93%

Other Income (Expense):

    Interest and Investment Income                             3,917        0.05%                18,637        0.15%

    Interest Expense                                         (23,483)      -0.29%               (20,180)      -0.16%
                                                          ----------                        -----------
Earnings (Loss) Before Income Taxes                          (93,734)      -1.16%               985,709        7.92%

Provision for Income Taxes (Benefit)                         (25,000)      -0.31%               370,000        2.97%
                                                          ----------                        -----------
Earnings (Loss) from Continuing
operations                                                   (68,734)      -0.85%               615,709        4.95%

Discontinued operations:
------------------------
Loss from operations, net of income tax
benefit of $(22,000)                                              --                            (34,764)      -0.28%
                                                          ----------                        -----------
Net Earnings (Loss)                                         ($68,734)      -0.85%           $   580,945        4.67%
                                                          ==========                        ===========
Earnings Per Share:

    Continuing Operations                                     $(0.02)                             $0.19
                                                              ======                              =====
    Discontinued Operations                                    $0.00                            $ (0.01)
                                                               =====                            =======
    Basic                                                     $(0.02)                             $0.18
                                                              ======                              =====
    Diluted                                                   $(0.02)                             $0.18
                                                              ======                              =====

Weighted-Average Number of Shares Outstanding:
    Basic                                                  2,793,772                          3,180,033

    Diluted                                                2,825,352                          3,222,562

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           FOR THIRTEEN WEEKS ENDED:
                                                                                     March 31, 2001          April 1, 2000
                                                                                     --------------          -------------
Cash Flows From Operating Activities:
    Net Earnings (Loss)                                                                 ($68,734)              $580,945
    Adjustments to Reconcile Net Income to Net Cash
        Provided by Operating Activities:
            Depreciation and Amortization                                                189,274                187,234
            Provision for Losses on Accounts Receivable                                   37,000                 26,000
            Deferred Taxes                                                                47,000                 11,000
            (Gain) Loss on Disposal of Assets                                                 42                   (400)
            (Increase) Decrease from Changes in Short-term Investments                        --                830,908
            (Increase) Decrease from Changes in Accounts Receivable                     (151,494)            (1,193,398)
            (Increase) Decrease from Changes in Inventory                                573,380               (312,421)
            (Increase) Decrease from Changes in Prepaid Expenses                        (289,610)               (77,051)
            (Increase) Decrease from Changes in Other Assets                            (231,519)              (103,930)
             Increase (Decrease) from Changes in Accounts Payable                        266,932              1,079,516
             Increase (Decrease) from Changes in Accrued Expenses                       (203,054)                49,366
                                                                                   -------------           ------------
Net Cash Provided by Operating Activities                                                169,217              1,077,769
                                                                                   -------------           ------------

Cash Flows From Investing Activities:
    Capital Expenditures                                                                 (64,309)              (130,111)
    Proceeds from Property Dispositions                                                       --                    400
                                                                                   -------------           ------------
Net Cash Provided by (Used in) Investing Activities                                      (64,309)              (129,711)
                                                                                   -------------           ------------

Cash Flows From Financing Activities:
    Long-term Debt Payments                                                              (25,906)               (29,369)
    Dividend Payments                                                                    (83,794)              (223,345)
    Proceeds from Exercise of Stock Options                                                   --                 21,460
    Issuance of Stock for Directors' Compensation                                         10,000                 10,000
    Purchase of Common Stock for Treasury                                                     --               (238,219)
                                                                                   -------------           ------------
Net Cash Used in Financing Activities                                                    (99,700)              (459,473)
Net Increase (Decrease) in Cash and Cash Equivalents                                       5,208                488,585
Cash and Cash Equivalents at Beginning of Year                                           307,819                484,328
                                                                                   -------------           ------------
Cash and Cash Equivalents at End of Period                                         $     313,027           $    972,913
                                                                                   =============           ============

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
    Interest                                                                       $      21,493           $      9,651
    Income Taxes                                                                   $      33,217           $     26,413

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended March 31, 2001 and April 1, 2000.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 30, 2000. The results of operations for the thirteen week periods ended March 31, 2001 and April 1, 2000 are not necessarily indicative of operating results for the full year.

NOTE 3.           INVENTORIES
                  -----------

                  Inventories at March 31, 2001 and December 30, 2000 consisted of the following:

                                           March 31, 2001      December 30, 2000
                                           --------------      -----------------
                       Raw Material
                       and Supplies          $ 4,253,910          $ 4,876,287
                       In Process and
                       Finished Goods            375,950              326,953
                                             -----------          -----------
                       Total Inventory       $ 4,629,860          $ 5,203,240
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

                                                  March 31, 2001   April 1, 2000
                                                  --------------   -------------
                  Numerator:
                      Net earnings (loss)            ($68,734)     $ $580,945
                                                     ========      ==========
                  Denominator:
                      Weighted-average number
                      of common shares outstanding  2,793,772       3,180,033

                      Dilutive effect of
                      stock options on net income      31,580          42,529
                                                    ---------      ----------
                                                    2,825,352       3,222,562
                                                    =========      ==========
                  Diluted earnings per share:          $(0.02)          $0.18
                                                      =======           =====

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              THIRTEEN WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
                                   (UNAUDITED)

NOTE 5.           DISCONTINUED OPERATIONS
                  -----------------------

                  During the second quarter of 2000, the Company adopted a plan to dispose of its contract sewing operations for the hospitality industry through liquidation. At July 1, 2000, the net assets of this operation consisted primarily of goodwill ($565,481), inventories, machinery and equipment, and trade receivables. This decision resulted in an after-tax loss of $422,000 for disposal of this operation. Included in the loss on disposal was a pre-tax provision of $60,000 for estimated operating losses during the phase-out period.

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

                  As of this date, management feels the reserves set up for discontinued operations are adequate.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations.
         --------------

FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the First Quarter 2001.


                                             March 31, 2001    December 30, 2000
                                             --------------    -----------------
                Current Ratio                     2:01               2:07
                Quick Ratio                       1.05               0:99
                LT Debt to Total Capital         12.45%             12.49%
                Working Capital                $4,893,247         $5,154,647


Days sales outstanding in accounts receivable were 38.9 days at March 31, 2001 compared to 32.4 days at April 1, 2000, and accounts receivable increased by more than 3%. Inventories decreased by 11% during the quarter.

Management does not foresee any events which will adversely affect its liquidity during 2001. At the quarter end, the Company had no borrowings against its $5,000,000 revolving line of credit. With the available borrowing capacity and the Company's cash balances, the financial condition is more than adequate to finance internal growth and the acquisitions of businesses.

RESULTS OF OPERATIONS

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                                      First              First
                                                     Quarter            Quarter
                                                       2001              2000
                                                       ----              ----
                       Earnings Ratios
            Net sales                                 100.0%            100.0%
            Cost of products sold                      81.8              78.5
            Selling and administrative                 19.1              13.5
            Interest and investment income             (0.1)             (0.2)
            Interest expense                            0.3               0.2
            Income taxes (benefit)                     (0.3)              3.0
            Discontinued operations                     ---              (0.3)
            Net earnings (loss)                        (0.8)              4.7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations. (Continued)
         --------------


Thirteen Week Period Ended March 31, 2001, (First Quarter 2001) compared to Thirteen Week Period Ended April 1, 2000, (First Quarter 2000)
-------------------------------------------------------------

Net sales for the First Quarter 2001 were $8,052,955, compared to $12,443,014 for the same period in the previous year, a 35.3% decrease. The Company experienced sales declines in each of the markets it serves. The manufactured housing industry is reporting a 40% decrease in sales over last year. At the same time, the recreational vehicle industry is reporting a 25% decline in factory shipment from a year earlier.

Cost of products sold increased to 81.8% in the First Quarter 2001 compared to 78.5% a year ago. This increase is largely attributable to fixed expenses being absorbed over a smaller sales volume.

Selling and administrative expenses as a percentage of sales were 19.1% in the First Quarter 2001 versus 13.5% in the First Quarter 2000, even though the overall dollars decreased by $147,965. This was caused by the fixed expenses being absorbed over reduced sales volume.

Interest and investment income was $14,720 less in the First Quarter 2001 than the amount earned in the First Quarter 2000 because of lower investable balances.

A net loss of $68,734 was reported in the First Quarter of 2001 compared to $580,945 of net earnings in the First Quarter of 2000. The loss can be attributed to the reduced sales volume.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------   ---------------------------------

         (a)      Exhibits:
                  ---------

                           None.


(b) No reports on Form 8-K were filed by the Company during the quarterly period ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DECORATOR INDUSTRIES, INC.
                                               (Registrant)



     Date: May 11, 2001                 By: /s/  William A. Bassett
           ------------                     ------------------------------------
                                        William A. Bassett, President

     Date: May 11, 2001                 By: /s/  Michael K. Solomon
           ------------                     ------------------------------------
                                        Michael K. Solomon, Treasurer