Form 10-Q
period 2001-06-30
DECORATOR INDUSTRIES INC
filed 2001-08-13
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                          25-1001433
--------------------------------------                           ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

10011 Pines Blvd., Suite #201, Pembroke Pines, Florida                33024
------------------------------------------------------           ---------------
    (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Title of each class                            Outstanding at August 3, 2001
   -------------------                            -----------------------------
Common Stock, Par Value $.20 Per Share                     2,835,001

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
-------   ---------------------

                           DECORATOR INDUSTRIES, INC.
                                  BALANCE SHEET

                                                                                  June 30, 2001       December 30, 2000
                                                                                  -------------       -----------------
                                  ASSETS                                            (UNAUDITED)
                                  ------
Current Assets:
    Cash and Cash Equivalents                                                      $ 1,865,848           $   307,819
    Accounts Receivable, less allowance for
        doubtful accounts ($212,810 and $144,395)                                    3,688,191             3,494,676
    Inventories                                                                      4,076,059             5,203,240
    Other Current Assets                                                               636,218               947,134
                                                                                   -----------           -----------
Total Current Assets                                                                10,266,316             9,952,869
                                                                                   -----------           -----------

Property and Equipment:
    Land, Buildings & Improvements                                                   4,140,443             4,144,229
    Machinery, Equipment, Furniture and Fixtures                                     5,485,620             5,326,181
                                                                                   -----------           -----------
Total Property and Equipment                                                         9,626,063             9,470,410
    Less:  Accumulated Depreciation and Amortization                                 3,870,435             3,659,764
                                                                                   -----------           -----------
Net Property and Equipment                                                           5,755,628             5,810,646
                                                                                   -----------           -----------
Goodwill, less accumulated
    amortization of $1,296,275 and $1,243,980                                        2,784,011             2,836,306
Other Assets                                                                           280,105               255,566
                                                                                   -----------           -----------
Total Assets                                                                       $19,086,060           $18,855,387
                                                                                   ===========           ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY
                    ----------------------------------
Current Liabilities:
    Accounts Payable                                                               $ 2,909,036           $ 2,393,004
    Current Maturities of Long-term Debt                                               105,500               104,640
    Accrued Expenses:
        Compensation                                                                   618,562               789,681
        Other                                                                        1,329,773             1,510,897
                                                                                   -----------           -----------
Total Current Liabilities                                                            4,962,871             4,798,222
                                                                                   -----------           -----------

Long-Term Debt                                                                       1,656,965             1,709,686
Deferred Income Taxes                                                                  382,000               368,000
                                                                                   -----------           -----------
Total Liabilities                                                                    7,001,836             6,875,908
                                                                                   -----------           -----------

Stockholders' Equity
    Common stock $.20 par value: Authorized shares, 10,000,000;
       Issued shares, 4,484,162 and 4,444,997                                          896,832               888,999
    Paid-in Capital                                                                  1,439,660             1,441,655
    Retained Earnings                                                               17,845,641            17,777,461
                                                                                   -----------           -----------
                                                                                    20,182,133            20,108,115
    Less:  Treasury stock, at cost:  1,648,361 and 1,653,437 shares                  8,097,909             8,128,636
                                                                                   -----------           -----------
Total Stockholders' Equity                                                          12,084,224            11,979,479
                                                                                   -----------           -----------
Total Liabilities and Stockholders' Equity                                         $19,086,060           $18,855,387
                                                                                   ===========           ===========


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)


                                                         FOR THIRTEEN WEEKS ENDED:
                                             ---------------------------------------------------
                                               June 30, 2001                 July 1, 2000
                                               -------------                 ------------
Net sales                                 $  9,475,661    100.00%      $ 12,163,649      100.00%
Cost of products sold                        7,380,201     77.89%         9,439,896       77.61%
                                          ------------                 ------------
Gross profit                                 2,095,460     22.11%         2,723,753       22.39%
Selling and
Administrative expenses                      1,592,061     16.80%         1,918,732       15.77%
                                          ------------                 ------------
Operating income                               503,399      5.31%           805,021        6.62%
Interest and
investment income                               16,186     (0.17%)           24,623       (0.20%)
Interest expense                               (17,811)     0.19%           (26,302)       0.22%
                                          ------------                 ------------
Earnings before                                501,774      5.29%           803,342        6.60%
income taxes
Provision for income taxes                     196,000      2.07%           303,000        2.49%
                                          ------------                 ------------
Continuing operations                          305,774      3.22%      $    500,342        4.11%

Discontinued operations:
------------------------

Loss from operations, net of
income tax benefit $11,000 and
$33,000                                                                     (19,137)       (.16%)


Loss on disposal, net of income
tax benefit of $259,000                                                    (422,481)      (3.47%)
                                                                       ------------
Net Income                                $    305,774      3.22%      $     58,724        0.48%
                                          ============                 ============

Earnings per share:
    Continuing Operations                 $       0.10                 $       0.16
                                          ============                 ============
    Discontinued Operations                         --                 $      (0.14)
                                          ============                 ============
    Basic                                 $       0.10                 $       0.02
                                          ============                 ============
    Diluted                               $       0.10                 $       0.02
                                          ============                 ============

Weighted-average number of
 shares outstanding:
    Basic                                    2,809,155                    3,165,186
    Diluted                                  2,809,155                    3,199,699

[RESTUBBED]

                                                         FOR TWENTY-SIX WEEKS ENDED:
                                            -----------------------------------------------------
                                                   June 30, 2001                July 1, 2000
                                                   -------------                ------------

Net sales                                    $ 17,528,616      100.00%     $ 24,606,663     100.00%
Cost of products sold                          13,967,586       79.68%       19,207,954      78.06%
                                             ------------                  ------------
Gross profit                                    3,561,030       20.32%        5,398,709      21.94%
Selling and
Administrative expenses                         3,131,800       17.87%        3,606,437      14.66%
                                             ------------                  ------------
Operating income                                  429,230        2.45%        1,792,272       7.28%
Interest and
investment income                                  20,103       (0.11%)          43,260      (0.18%)
Interest expense                                  (41,294)       0.23%          (46,482)      0.19%
                                             ------------                  ------------
Earnings before                                   408,039        2.33%        1,789,050       7.27%
income taxes
Provision for income taxes                        171,000        0.98%          673,000       2.73%
                                             ------------                  ------------
Continuing operations                             237,039        1.35%     $  1,116,050       4.54%

Discontinued operations:
------------------------

Loss from operations, net of
income tax benefit $11,000 and
$33,000                                                                       (53,900)        (.22%)


Loss on disposal, net of income
tax benefit of $259,000                                                      (422,481)       (1.72%)
                                             ------------                  ------------
Net Income                                   $    237,039        1.35%     $    639,669       2.60%
                                             ============                  ============

Earnings per share:
    Continuing Operations                    $       0.08                  $       0.35
                                             ============                  ============
    Discontinued Operations                            --                  $      (0.15)
                                             ============                  ============
    Basic                                    $       0.08                  $       0.20
                                             ============                  ============
    Diluted                                  $       0.08                  $       0.20
                                             ============                  ============

Weighted-average number of
 shares outstanding:
    Basic                                       2,801,561                     3,172,610
    Diluted                                     2,817,351                     3,211,131



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR TWENTY-SIX WEEKS ENDED:
                                                                                 June 30, 2001          July 1, 2000
                                                                                 -------------          ------------
Cash Flows From Operating Activities:
    Net income                                                                    $   237,039            $   639,669
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                 378,308                374,327
        Write-off of goodwill                                                              --                565,481
        Provision for losses on accounts receivable                                    74,000                 63,433
        Deferred taxes                                                                 74,000                (10,000)
        (Gain) loss on disposal of assets                                              25,328                   (114)
        (Increase) decrease in accounts receivable                                   (261,930)            (1,458,872)
        (Increase) decrease in inventories                                          1,127,181             (1,113,062)
        (Increase) decrease in prepaid expenses                                       250,916               (256,556)
        (Increase) decrease in other assets                                           (24,539)                96,566
        Increase (decrease) in accounts payable                                       516,032              1,586,514
        Increase (decrease) in accrued expenses                                      (352,243)                69,228
                                                                                  -----------            -----------
Net Cash Provided by Operating Activities                                           2,044,092                556,614
                                                                                  -----------            -----------

Cash Flows From Investing Activities:
    Capital expenditures                                                             (312,092)              (360,483)
    Proceeds from property dispositions                                                 7,625                    675
    Short-term investments                                                                 --              1,455,796
    Net cash paid for acquisitions                                                         --                 (9,498)
                                                                                  -----------            -----------
Net Cash Provided by (Used in) Investing Activities                                  (304,467)             1,086,490
                                                                                  -----------            -----------

Cash Flows From Financing Activities:
    Long-term debt payments                                                           (51,860)               (55,185)
    Dividend payments                                                                (168,858)              (444,809)
    Proceeds from exercise of stock options                                            22,324                 21,460
    Purchase of common stock for treasury                                              (8,319)              (384,770)
    Issuance of stock for director's compensation                                      25,117                 20,000
                                                                                  -----------            -----------
Net Cash Used in Financing Activities                                                (181,596)              (843,304)
                                                                                  -----------            -----------
Net increase (decrease) in cash and cash equivalents                                1,558,029                799,800
Cash and cash equivalents at beginning of year                                        307,819                484,328
                                                                                  -----------            -----------
Cash and Cash Equivalents at End of Period                                        $ 1,865,848            $ 1,284,128
                                                                                  ===========            ===========

Supplemental disclosures of cash flow information: Cash paid for:
    Interest                                                                      $    39,654            $    40,092
    Income taxes                                                                  $    35,942            $   569,545

Cash flows from acquisitions:
    Purchase price                                                                         --            $     9,498



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              TWENTY-SIX WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2001, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended June 30, 2001 and July 1, 2000.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 30, 2000. The results of operations for the twenty-six week periods ended June 30, 2001 and July 1, 2000 are not necessarily indicative of operating results for the full year. Certain numbers from prior periods have been reclassified for comparative purposes.

NOTE 3.           INVENTORIES
                  -----------

                  Inventories at June 30, 2001 and December 30, 2000 consisted of the following:

                                                         June 30, 2001     December 30, 2000
                                                         -------------     -----------------
                        Raw Material
                        and Supplies                      $3,750,178           $4,876,287
                        In Process and
                        Finished Goods                       325,881              326,953
                                                          ----------           ----------
                        Total Inventory                   $4,076,059           $5,203,240
                                                          ==========           ==========

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

                                                      Thirteen weeks ended:                    Twenty-six weeks ended:
                                                      ---------------------                    -----------------------
                                                June 30, 2001        July 1, 2000         June 30, 2001        July 1, 2000
                                                -------------        ------------         -------------        ------------
               Numerator:
                    Net income                  $  305,774           $   58,724           $  237,039           $  639,669
                                                ==========           ==========           ==========           ==========
                Denominator:
                 Weighted-average number
                 of  common shares
                 outstanding                     2,809,155            3,165,186            2,801,561            3,172,610

                 Dilutive effect of
                 stock options on net
                 income                                 --               34,513               15,790               38,521
                                                ----------           ----------           ----------           ----------

                                                 2,809,155            3,199,699            2,817,351            3,211,131
                                                ==========           ==========           ==========           ==========

                Diluted earnings per
                 share:                         $     0.10           $     0.02           $     0.08           $     0.20
                                                ==========           ==========           ==========           ==========

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              TWENTY-SIX WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000
                                   (UNAUDITED)

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

                  As of this date, management feels the reserves set up for discontinued operations are adequate.

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  ------------------------------------------------------------
         and Results of Operations.
         --------------------------

Cautionary Statement: This Quarterly Report on Form 10-Q may contain statements relating to future events that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or belief as to future events and, by their very nature, are subject to risks and uncertainties which may result in actual events differing materially from those anticipated. In particular, future operating results and future liquidity will be affected by the level of demand for recreational vehicles, manufactured housing and hotel/motel accommodations and may be affected by changes in economic conditions, interest rate fluctuations, competitive products and pricing pressures within the Company's markets, the Company's ability to contain its manufacturing costs and expenses, and other factors. Forward-looking statements by the Company speak only as of the date made, and the Company undertakes no obligation to update or revise such statements to reflect events or circumstances after such date or to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Second Quarter 2001.

                                                          June 30, 2001             December 30, 2000
                                                          -------------             -----------------
                  Current Ratio                                2:07                        2:07
                  Quick Ratio                                  1:25                        0:99
                  LT Debt to Total Capital                    12.06%                      12.49%
                  Working Capital                           $5,303,445                  $5,154,647

Days sales outstanding in accounts receivable were 34.6 days at June 30, 2001 compared to 35.8 days at July 1, 2000, and accounts receivable increased by more than 5% while inventories decreased by 21.7% during the quarter.

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

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                                            Second       Second
                                                           Quarter       Quarter       YTD        YTD
                             Earnings Ratios                 2001         2000         2001       2000
                             ---------------                 ----         ----         ----       ----
            Net sales                                      100.0%        100.0%       100.0%      100.0%
            Cost of products sold                           77.89         77.61        79.68       78.06
            Selling and administrative                      16.80         15.77        17.87       14.66
            Interest and investment income                  (0.17)        (0.20)       (0.11)      (0.18)
            Interest expense                                 0.19          0.22         0.23        0.19
            Income taxes                                     2.07          2.49         0.98        2.73
            Discontinued operations                            --         (3.63)          --       (1.94)
            Net income                                       3.22          0.48         1.35        2.60

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  ------------------------------------------------------------
         and Results of Operations. (Continued)
         --------------------------


Thirteen Week Period Ended June 30, 2001 (Second Quarter 2001) compared to Thirteen Week Period Ended July 1, 2000 (Second Quarter 2000)
--------------------------------------------------------------

Net sales for the Second Quarter 2001 were $9,475,661, compared to $12,163,649 for the same period in the previous year, a 22.1% decrease. The Company experienced sales declines in each of the markets it serves.

Cost of products sold increased slightly to 77.9% in the Second Quarter 2001 compared to 77.6% a year ago.

Selling and administrative expenses were $1,592,061 in the Second Quarter 2001 versus $1,918,732 in the Second Quarter 2000. This decrease is attributable to lowered performance based compensation and commission costs.

Interest and investment income was $8,437 less in the Second Quarter 2001 than the amount earned in the Second Quarter 2000 because of lower investable balances.

Income from continuing operations decreased to $305,774 in the Second Quarter of 2001 compared to $500,342 in the Second Quarter of 2000. This decrease can be attributed to the reduction in net sales.

Net income increased to $305,774 in the Second Quarter of 2001 compared to $58,724 of net income in the Second Quarter of 2000. As discussed in Note 5 of the financial statements, net income was reduced by $441,618 (net of tax) in the Second Quarter 2000 due to the discontinued operations.

Twenty-six Week Period Ended June 30, 2001 (First Six Months of 2001) compared to Twenty-six Week Period Ended July 1, 2000 (First Six Months of 2000)
------------------------------------------------------------------------

Net sales for the First Six Months 2001 were $17,528,616, down from $24,606,663 in the prior year, a 28.8% decrease. The Company experienced sales declines in each of the markets it serves. The manufactured housing industry is reporting a 36% decrease in sales over last year. At the same time, the recreational vehicle industry is reporting a 21% decline in factory shipment from a year earlier.

Cost of products sold increased to 79.7% in the First six months of 2001 compared to 78.1% a year ago. The increase is largely the result of allocating the fixed expenses for manufactured housing over a smaller sales volume.

Selling and administrative expenses were $3,131,800 in the First Six Months of 2001 versus $3,606,437 in the First Six Months of 2000. This decrease is attributable to lowered performance based compensation and commission costs.

Income from continuing operations decreased to $237,039 in the First Six Months of 2001 compared to $1,116,050 in the First Six Months of 2000. This decrease can largely be attributed to the reduction in net sales.

Net income for the six months decreased to $237,039 or 8 cents per share (diluted) compared to $639,669 or 20 cents per share (diluted) in the same period of 2000. As discussed in Note 5 of the financial statements, net income was reduced by $476,381 (net of tax) in the First Six Months of 2000 due to the discontinued operations.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.


         (a)      Exhibits:
                  ---------

                      None.


         (b) No reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DECORATOR INDUSTRIES, INC.
                                                            (Registrant)



Date: August 10, 2001                       By: /s/  William A. Bassett
      ---------------                           --------------------------------
                                            William A. Bassett, President


Date: August 10, 2001                       By: /s/  Michael K. Solomon
      ---------------                           --------------------------------
                                            Michael K. Solomon, Treasurer