Form 10-Q
period 2001-09-29
DECORATOR INDUSTRIES INC
filed 2001-11-13
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

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

          10011 Pines Blvd., Suite #201, Pembroke Pines, Florida 33024
          ------------------------------------------------------------
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

                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of each class                 Outstanding at November 2, 2001
         -------------------                 -------------------------------
Common Stock, Par Value $.20 Per Share                2,815,677

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           DECORATOR INDUSTRIES, INC.
                                  BALANCE SHEET

                                                                     September 29, 2001   December 30, 2000
                                                                     ------------------   -----------------
                                  ASSETS                                (UNAUDITED)
                                  ------
Current Assets:
    Cash and Cash Equivalents                                           $ 1,900,159         $   307,819
    Accounts Receivable, less allowance for
        doubtful accounts ($249,810 and $144,395)                         4,014,739           3,494,676
    Inventories                                                           4,130,126           5,203,240
    Other Current Assets                                                    410,668             947,134
                                                                        -----------         -----------
Total Current Assets                                                     10,455,692           9,952,869
                                                                        -----------         -----------

Property and Equipment:
    Land, Buildings & Improvements                                        4,240,777           4,144,229
    Machinery, Equipment, Furniture and Fixtures                          5,276,354           5,326,181
                                                                        -----------         -----------
                                                                          9,517,131           9,470,410
Total Property and Equipment
    Less:  Accumulated Depreciation and Amortization                      3,944,808           3,659,764
                                                                        -----------         -----------
Net Property and Equipment                                                5,572,323           5,810,646
                                                                        -----------         -----------
Goodwill, less accumulated
    amortization of $1,322,422 and $1,243,980                             2,757,864           2,836,306
Other Assets                                                                270,247             255,566
                                                                        -----------         -----------
Total Assets                                                            $19,056,126         $18,855,387
                                                                        ===========         ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY
                    ----------------------------------
Current Liabilities:
    Accounts Payable                                                    $ 2,929,341         $ 2,393,004
    Current Maturities of Long-term Debt                                    105,856             104,640
    Accrued Expenses:
        Income Taxes                                                         18,948                --
        Compensation                                                        791,119             789,681
        Other                                                               910,969           1,510,897
                                                                        -----------         -----------
Total Current Liabilities                                                 4,756,233           4,798,222
                                                                        -----------         -----------

Long-Term Debt                                                            1,630,606           1,709,686
Deferred Income Taxes                                                       369,000             368,000
                                                                        -----------         -----------
Total Liabilities                                                         6,755,839           6,875,908
                                                                        -----------         -----------

Stockholders' Equity
    Common stock $.20 par value: Authorized shares, 10,000,000;
       Issued shares, 4,484,162 and 4,444,997                               896,832             888,999
    Paid-in Capital                                                       1,432,696           1,441,655
    Retained Earnings                                                    18,133,176          17,777,461
                                                                        -----------         -----------
                                                                         20,462,704          20,108,115

    Less:  Treasury stock, at cost:  1,670,053 and 1,653,437 shares       8,162,417           8,128,636
                                                                        -----------         -----------
Total Stockholders' Equity                                               12,300,287          11,979,479
                                                                        -----------         -----------
Total Liabilities and Stockholders' Equity                              $19,056,126         $18,855,387
                                                                        ===========         ===========


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                              STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                              FOR THIRTEEN WEEKS ENDED:                           FOR THIRTY-NINE WEEKS ENDED:
                                ------------------------------------------------   -------------------------------------------------
                                  September 29, 2001       September 30, 2000         September 29, 2001       September 30, 2000
                                  ------------------       ------------------         ------------------       ------------------

Net sales                       $  9,205,017   100.00%   $  9,731,021    100.00%   $ 26,733,634    100.00%   $ 34,337,684   100.00%
Cost of products sold              7,147,010    77.64%      7,678,724     78.91%     21,114,597     78.98%     26,886,678    78.30%
                                ------------             ------------              ------------              ------------
Gross profit                       2,058,007    22.36%      2,052,297     21.09%      5,619,037     21.02%      7,451,006    21.70%
Selling and
Administrative expenses            1,441,145    15.66%      1,617,210     16.62%      4,572,944     17.11%      5,223,646    15.21%
                                ------------             ------------              ------------              ------------
Operating income                     616,862     6.70%        435,087      4.47%      1,046,093      3.91%      2,227,360     6.49%
Interest and
investment income                     11,607     0.13%         10,686      0.11%         31,710      0.12%         53,946     0.16%
Interest expense                     (12,940)   (0.14)%       (35,571)    (0.37)%       (54,235)    (0.20)%       (82,053)   (0.24)%
                                ------------             ------------              ------------              ------------
Earnings before                      615,529     6.69%        410,202      4.21%      1,023,568      3.83%      2,199,253     6.41%
income taxes
Provision for income taxes           243,000     2.64%        154,000      1.58%        414,000      1.55%        827,000     2.41%
                                ------------             ------------              ------------              ------------
Continuing operations                372,529     4.05%   $    256,202      2.63%        609,568      2.28%   $  1,372,253     4.00%

Discontinued operations:
------------------------


Loss from operations, net of
income tax benefit of $27,000
and $60,000                                                   (45,127)    (0.46)%                                 (99,027)   (0.29)%


Loss on disposal, net of income
tax benefit of $259,000                                                                                          (422,481)   (1.23)%
                                ------------             ------------              ------------              ------------
Net Income                      $    372,529     4.05%   $    211,075      2.17%   $    609,568      2.28%   $    850,745     2.48%
                                ============             ============              ============              ============

Earnings per share:
    Continuing Operations       $       0.14             $       0.08              $       0.22              $       0.43
                                ============             ============              ============              ============
    Discontinued Operations                              $      (0.01)                                       $      (0.16)
                                                         ============                                        ============
    Basic                       $       0.14             $       0.07              $       0.22              $       0.27
                                ============             ============              ============              ============
    Diluted                     $       0.14             $       0.07              $       0.22              $       0.27
                                ============             ============              ============              ============

Weighted-average number of
shares outstanding:
    Basic                          2,832,593                3,028,757                 2,811,905                 3,124,659
    Diluted                        2,832,593                3,063,037                 2,822,432                 3,161,766



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THIRTY-NINE WEEKS ENDED:
                                                                 September 29, 2001   September 30, 2000
                                                                 ------------------   ------------------
Cash Flows From Operating Activities:
    Net income                                                      $   609,568          $   850,745
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                   570,287              565,035
        Write-off of goodwill                                              --                565,481
        Provision for losses on accounts receivable                     111,000              101,433
        Deferred taxes                                                  121,000               (1,000)
        (Gain) loss on disposal of assets                                94,981                5,272
        (Increase) decrease in accounts receivable                     (625,478)            (894,014)
        (Increase) decrease in inventories                            1,073,114             (503,640)
        (Increase) decrease in prepaid expenses                         416,466             (264,092)
        (Increase) decrease in other assets                             (14,681)             158,921
        Increase (decrease) in accounts payable                         536,337             (152,203)
        Increase (decrease) in accrued expenses                        (579,542)             129,032
                                                                    -----------          -----------
Net Cash Provided by Operating Activities                             2,313,052              560,970
                                                                    -----------          -----------

Cash Flows From Investing Activities:
    Capital expenditures                                               (430,726)            (586,103)
    Proceeds from property dispositions                                  76,638                1,362
    Short-term investments                                                 --              1,455,796
    Net cash paid for acquisitions                                         --                 (9,498)
                                                                    -----------          -----------
Net Cash Provided by (Used in) Investing Activities                    (354,088)             861,557
                                                                    -----------          -----------

Cash Flows From Financing Activities:
    Long-term debt payments                                             (77,864)             (79,328)
    Dividend payments                                                  (253,852)            (640,163)
    Net borrowings under line-of-credit agreement                          --                667,582
    Proceeds from exercise of stock options                              22,324               21,460
    Purchase of common stock for treasury                               (89,791)          (1,856,253)
    Issuance of stock for director's compensation                        32,559               30,000
                                                                    -----------          -----------
Net Cash Used in Financing Activities                                  (366,624)          (1,856,702)
                                                                    -----------          -----------
                                                                      1,592,340             (434,175)
Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of year                          307,819              484,328
                                                                    -----------          -----------
Cash and Cash Equivalents at End of Period                          $ 1,900,159          $    50,153
                                                                    ===========          ===========

Supplemental disclosures of cash flow information:
Cash paid for:
    Interest                                                        $    52,617          $    67,305
    Income taxes                                                    $   202,792          $   628,595

Cash flows from acquisitions:
    Purchase price                                                         --            $     9,498


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 29, 2001, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended September 29, 2001 and September 30, 2000.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by generally accepted accounting principles. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 30, 2000. The results of operations for the thirty-nine week periods ended September 29, 2001 and September 30, 2000 are not necessarily indicative of operating results for the full year. Certain numbers from prior periods have been reclassified for comparative purposes.

NOTE 3.           INVENTORIES
                  -----------

                  Inventories at September 29, 2001 and December 30, 2000 consisted of the following:

                                         September 29, 2001  December 30, 2000
                                         ------------------  -----------------
                       Raw Material
                       and Supplies           $3,867,474        $4,876,287
                       In Process and
                       Finished Goods            262,652           326,953
                                              ----------        ----------
                       Total Inventory        $4,130,126        $5,203,240
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

                                          Thirteen weeks ended:                   Thirty-nine weeks ended:
                                          ---------------------                   ------------------------
                                September 29, 2001   September 30, 2000   September 29, 2001   September 30, 2000
                                ------------------   ------------------   ------------------   ------------------
      Numerator:
          Net income               $  372,529           $  211,075           $  609,568           $  850,745
                                   ==========           ==========           ==========           ==========
      Denominator:
       Weighted-average
       number of  common
       shares outstanding           2,832,593            3,028,757            2,811,905            3,124,659

       Dilutive effect of
       stock options on net
       income                            --                 34,280               10,527               37,107
                                   ----------           ----------           ----------           ----------

                                    2,832,593            3,063,037            2,822,432            3,161,766
                                   ==========           ==========           ==========           ==========

      Diluted earnings per
       share:                      $     0.14           $     0.07           $     0.22           $     0.27
                                   ==========           ==========           ==========           ==========

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.
--------------------------------------------------------------------------------

Cautionary Statement: This Quarterly Report on Form 10-Q may contain statements relating to future events, including results of operations, that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or belief as to future events and, by their very nature, are subject to risks and uncertainties which may result in actual events differing materially from those anticipated. In particular, future operating results and future liquidity will be affected by the level of demand for recreational vehicles, manufactured housing and hotel/motel accommodations and may be affected by changes in economic conditions, interest rate fluctuations, competitive products and pricing pressures within the Company's markets, the Company's ability to contain its manufacturing costs and expenses, and other factors. Forward-looking statements by the Company speak only as of the date made, and the Company undertakes no obligation to update or revise such statements to reflect events or circumstances after such date or to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Third Quarter 2001.

                                    September 29, 2001     September 30, 2000
                                    ------------------     ------------------
       Current Ratio                       2:20                   2:07
       Quick Ratio                         1:33                   0:99
       LT Debt to Total Capital           11.70%                 12.49%
       Working Capital                  $5,699,459             $5,154,647

Days sales outstanding (DSO) in accounts receivable were 38.5 days at September 29, 2001 compared to 38.7 days at September 30, 2000. Accounts receivable decreased by 11.1% and inventories decreased by 33.8% compared to the same period a year ago.

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

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                           Third     Third
                                          Quarter   Quarter    YTD       YTD
                   Earnings Ratios          2001     2000     2001      2000
                   ---------------          ----     ----     ----      ----
        Net sales                         100.0%     100.0%  100.0%    100.0%
        Cost of products sold              77.64     78.91    78.98     78.30
        Selling and administrative         15.66     16.62    17.11     15.21
        Interest and investment income      .13       .11      .12       .16
        Interest expense                   (.14)     (.37)    (.20)     (.24)
        Income taxes                        2.64     1.58     1.55      2.41
        Discontinued operations             ---      (.46)     ---     (1.52)
        Net income                          4.05     2.17     2.28      2.48

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. (Continued)
--------------------------------------------------------------------------------

Thirteen Week Period Ended September 29, 2001 (Third Quarter 2001) compared to Thirteen Week Period Ended September 30, 2000 ( Third Quarter 2000)
--------------------------------------------------------------------------------

Net sales for the Third Quarter 2001 were $9,205,017, compared to $9,731,021 for the same period in the previous year, a 5.4% decrease. The Company experienced sales declines in the recreational vehicle and hospitality markets.

Cost of products sold decreased to 77.6% in the Third Quarter 2001 compared to 78.9% a year ago. This improvement was the result of better labor efficiency.

Selling and administrative expenses were $1,441,145 in the Third Quarter 2001 versus $1,617,210 in the Third Quarter 2000. This decrease is largely attributable to a reduction in wages.

Interest expense decreased from $35,571 in the Third Quarter 2000 to $12,940 in the Third Quarter 2001 because of reduced borrowings and lower interest rates.

Net income increased to $372,529 in the Third Quarter of 2001 compared to $211,075 of net income in the Third Quarter of 2000. This increase is the result of better labor utilization and reduced administrative expenses.


Thirty-nine Week Period Ended September 29, 2001 (First Nine Months of 2001) compared to Thirty-nine Week Period Ended September 30, 2000 (First Nine Months of 2000)
--------------------------------------------------------------------------------

Net sales for the First Nine Months 2001 were $26,733,634, down from $34,337,684 in the prior year, a 22.1% decrease. The Company experienced similar sales declines in each of the markets it serves.

Cost of products sold increased to 78.9% in the First Nine Months of 2001 compared to 78.3% a year ago. The increase is the result of allocating the fixed expenses over a smaller sales volume.

Selling and administrative expenses were $4,572,944 in the First Nine Months of 2001 versus $5,223,646 in the First Nine Months of 2000. This decrease is attributable to lowered performance based compensation and commission costs, and a reduction in wages.

Income from continuing operations decreased to $609,568 in the First Nine Months of 2001 compared to $1,372,253 in the First Nine Months of 2000. This decrease can largely be attributed to the reduction in net sales.

Net income for the First Nine Months decreased to $609,568 or 22 cents per share (diluted) compared to $850,745 or 27 cents per share (diluted) in the same period of 2000. As discussed in Note 5 of the financial statements, net income was reduced by $521,508 (net of tax) in the First Nine Months of 2000 due to the discontinued operations.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
--------------------------------------------------------------------------------

(a)      Exhibits:

                           None.


(b) No reports on Form 8-K were filed by the Company during the quarterly period ended September 29, 2001.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DECORATOR INDUSTRIES, INC.
                                                            (Registrant)



Date: November 9, 2001             By: /s/  William A. Bassett
                                       ----------------------------------
                                            William A. Bassett, President

Date: November 9, 2001             By: /s/  Michael K. Solomon
                                       ----------------------------------
                                            Michael K. Solomon, Treasurer