Form 10-K405
period 2001-12-29
DECORATOR INDUSTRIES INC
filed 2002-03-28
CIK 27613

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 29, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                        25-1001433
--------------------------------------                       -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

               10011 Pines Blvd., Pembroke Pines, Florida 33024 .
               --------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value at March 22, 2002 of outstanding shares of Common Stock other than shares held by officers, directors and their respective associates:
$14,214,668

Number of shares outstanding at March 22, 2002:  2,812,140

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

NOTE: In this report, unless the context otherwise requires, Registrant or Company means Decorator Industries, Inc. and its subsidiaries, herein sometimes also called "Decorator Industries". Reference to a particular year or the captions "For the Year" and "At Year End" refer to the fiscal periods as follows:

                     2001  -  52 weeks ended December 29, 2001
                     2000  -  52 weeks ended December 30, 2000
                     1999  -  52 weeks ended January 1, 2000
                     1998  -  52 weeks ended January 2, 1999
                     1997  -  53 weeks ended January 3, 1998
                     1996  -  52 weeks ended December 28, 1996


                                     PART I
                                     ------

ITEM 1.  BUSINESS.

         The Company designs, manufactures and sells a broad range of interior furnishings, principally draperies, curtains, shades, blinds, bedspreads, valance boards, comforters, pillows and cushions. These products are sold to original equipment manufacturers of recreational vehicles and manufactured housing and to the hospitality industry (motels/hotels) either through distributors or directly to the customers.

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

         During 2001, two customers, Fleetwood Enterprises and Champion Enterprises, accounted for approximately 18.9% and 12.0% respectively of the Company's total sales. In the event of the loss of either of these customers, there would be a material adverse effect on the Company. Fleetwood operates in the manufactured housing and recreational vehicle industries, whereas Champion operates solely in manufactured housing.

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

         The Company has no significant patents, licenses, franchises, concessions, trademarks or copyrights. Expenditures for research and development during 2001 and 2000 were not significant.

         Compliance with federal, state and local environmental protection provisions is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

         The Company employs approximately 526 sales, production, warehouse and administrative employees and also uses the services of independent sales representatives.

ITEM 2.  PROPERTIES.

         The following table summarizes certain information concerning the Company's principal properties:

                                                                                       Approx.
      Location                                Principal Use                          Square Feet      Owned/Leased
      --------                               -------------                           -----------      ------------
Haleyville, Alabama                Offices, manufacturing and warehouse                 54,000            Owned
Red Bay, Alabama                   Offices, manufacturing and warehouse                 29,000           Leased
Lakeland, Florida                  Offices, manufacturing and warehouse                  7,500           Leased
Pembroke Pines, Florida            Offices                                               3,148           Leased
Elkhart, Indiana                   Offices, manufacturing and warehouse                 35,000           Leased
Goshen, Indiana                    Offices, manufacturing and warehouse                 55,700            Owned
Bossier, Louisiana                 Offices, manufacturing and warehouse                 20,000            Owned
Salisbury, North Carolina          Offices, manufacturing and warehouse                 22,800           Leased
Berwick, Pennsylvania              Offices, manufacturing and warehouse                 12,500           Leased
Bloomsburg, Pennsylvania           Offices, manufacturing and warehouse                 56,500            Owned
Abbotsford, Wisconsin              Offices, manufacturing and warehouse                 23,900           Leased


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

         Common Stock price information is set forth in the table below.

                                        2001 Sales Prices                             2000 Sales Prices
                                        -----------------                             -----------------
                                  High                    Low                    High                    Low
                                  ----                    ---                    ----                    ---
First Quarter                     3.31                    2.15                   5.375                 4.4375
Second Quarter                    3.00                    2.30                   5.125                  4.563
Third Quarter                     3.67                    2.90                   4.750                  3.375
Fourth Quarter                    4.60                    2.96                   4.250                  2.500

         As of March 22, 2002, the Company had 344 shareholders of record of its Common Stock.

         Total cash dividend payments were $.12 per share in 2001 and $.24 per share in 2000. The quarterly cash dividend was reduced from $0.07 per share to $0.03 starting with the December 15, 2000 cash dividend.

                           DECORATOR INDUSTRIES, INC.

ITEM 6.  SELECTED FINANCIAL DATA

                                                 2001          2000           1999           1998           1997            1996
                                             -----------    -----------    -----------    -----------    -----------    -----------
FOR THE YEAR
    Net Sales                                $34,782,121    $42,609,584    $49,206,018    $48,788,610    $41,877,163    $38,649,687
    Income from Continuing Operations        $   861,561    $ 1,037,112    $ 2,717,418    $ 3,090,230    $ 3,094,084    $ 3,065,220
    Net Income                               $   861,561    $   133,198    $ 2,552,278    $ 3,080,895    $ 2,898,339    $ 3,065,220
                                             --------------------------------------------------------------------------------------
AT YEAR-END
    Total Assets                             $18,365,516    $18,855,387    $21,665,523    $21,462,694    $20,301,268    $18,394,357
    Long-term Obligations                    $ 1,604,245    $ 1,709,686    $ 1,814,169    $   463,037    $   506,169    $   549,433
    Long-term Debt/Total Capitalization ..         11.40%         12.49%         11.21%          2.89%          3.41%          4.05%
    Working Capital                          $ 6,074,073    $ 5,154,647    $ 6,646,856    $ 8,244,161    $ 8,406,250    $ 9,003,836
    Current Ratio                                 2.56:1         2.07:1         2.30:1         2.59:1         2.61:1         2.94:1
    Stockholders' Equity                     $12,463,950    $11,979,479    $14,364,969    $15,559,732    $14,347,297    $13,010,945
                                             --------------------------------------------------------------------------------------
PER SHARE
    Continuing Operations                    $      0.31    $      0.34    $      0.80    $      0.85    $      0.83    $      0.84
    Basic                                    $      0.31    $      0.04    $      0.76    $      0.85    $      0.78    $      0.84
    Diluted                                  $      0.31    $      0.04    $      0.73    $      0.79    $      0.73    $      0.78
    Book Value                               $      4.43    $      4.29    $      4.50    $      4.37    $      3.94    $      3.52
    Cash Dividends Declared                  $      0.12    $      0.24    $      0.28    $      0.28    $      0.28    $      0.28


Note: This schedule has been adjusted for the affect of discontinued operations. Per share amounts, except for cash dividends, have been adjusted for the five-for-four stock splits effective July 21, 1998 and June 13, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Financial Resources:

         The Company's financial condition continues to be strong, as evidenced by the following statistical measures:

         1) Working capital at December 29, 2001 was $6,074,073 compared to $5,154,647 at December 30, 2000.

         2) The current ratio improved to 2.56:1 at year-end 2001 from 2.07:1 at year-end 2000.

         3) The liquid ratio improved to 1.59:1 at year-end 2001 from .99:1 at year-end 2000.

         4) The long-term debt ratio was 11.40% at December 29, 2001 compared to 12.49% a year earlier.

         The Company used $103,649 of working capital for purchases of Common Stock to be held for the treasury.

         Net accounts receivable increased $30,701 (.9%) and net inventories decreased $1,413,575 (27%).

         Capital expenditures for 2001 were $442,772 compared to $631,064 in 2000.

         The Company had no borrowings at year-end under its $5,000,000 revolving line-of-credit. Management believes that its liquidity and available borrowing capacity are more than adequate to finance internal growth and any additional acquisitions of businesses.

Results of Operations:

         The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                                  2001        2000        1999
                                                  ----        ----        ----
Net sales.................................       100.0%      100.0%      100.0%
Cost of products sold.....................        78.3        79.6        77.3
Selling and administrative expenses.......        17.5        16.4        13.7
Interest and investment income............         (.1)        (.1)        (.1)
Interest expense..........................          .2          .3          .1
Income from continuing operations........          2.5         2.4         5.5
Net income...............................          2.5          .3         5.2

2001 vs. 2000

Net sales for the year 2001 were $34,782,121 compared to 2000 sales of $42,609,584. Sales decreased in all markets the Company serves. The Manufactured Housing Institute reported a 23% decline in nationwide shipments for the year 2001, while the Recreational Vehicle Institute reported a decrease of over 14%.

Cost of goods sold as a percentage of sales decreased to 78.3% in 2001 from 79.6% in 2000. This improvement was largely attributable to better material utilization and, to a lesser extent, better labor efficiency. At the same time, fixed expenses continued to be absorbed over a smaller sales volume.

Selling and administrative expenses decreased to $6,092,740 in 2001 from $6,987,203 in 2000. This decrease came from a reduction in the administrative workforce, and the charge for impairment of goodwill in 2000.

Income from continuing operations as a percent of sales increased to 2.5% in 2001 compared to 2.4% in 2000. This was achieved while 2001 sales decreased by 18.4% compared to 2000 sales.

Net income was $861,561 in 2001 compared to $133,198 in 2000. The year 2000 was adversely affected by charges from discontinued operations.

2000 vs. 1999

Net sales for the year 2000 were $42,609,584 compared to 1999 sales of $49,206,018. Increased sales to the hospitality market were offset by reduced sales to the manufactured housing and recreational vehicle markets. The Company's sales to the manufactured housing market continued to be adversely affected by a decline in manufactured housing production, caused by an excess dealer inventory of manufactured homes. Sales to the recreational vehicle market were down due to a softness in the market.

Cost of goods sold as a percentage of sales increased to 79.6% in 2000 from 77.3% in 1999. This increase was attributable to fixed expenses being absorbed over a smaller sales volume, higher labor costs due to the inefficiencies of operating at lower volumes and higher material costs resulting from competitive conditions. Also, the Company established reserves against certain non-moving and excess inventories.

Selling and administrative expenses as a percentage of sales increased in 2000 to 16.4% from 13.7% in 1999. The increase resulted largely from fixed expenses being absorbed over a reduced sales volume, higher commission expense due to the increased hospitality sales, and a charge for impairment of goodwill.

Net income was $133,198 in 2000 compared to $2,552,278 in 1999. This decrease was attributable to the reduced sales volume and after tax losses from discontinued operations of $903,914. Without the losses from discontinued operations, net income would have been $1,037,112.

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

         William A. Bassett, age 65, has been President and a director of the Company since 1980, Chief Executive Officer since February 1993 and Chairman of the Board since January 1994.

         Michael K. Solomon, age 52, has been Vice President of the Company since November 1994, and Treasurer and Chief Financial Officer of the Company since 1985.

         William A. Johnson, age 42, was appointed an officer of the Company on June 12, 1998. He has been Controller since January 6, 1997. From 1993 until 1996, he held various financial positions with Security Management Corporation.

         Jerome B. Lieber, age 81, has been Secretary and a director of the Company since 1961. He is Senior Counsel to the law firm of Klett Rooney Lieber & Schorling, a Professional Corporation, Pittsburgh, Pennsylvania, which serves as general counsel to the Company. Mr. Lieber previously had been a senior partner in that firm.

         Joseph N. Ellis, age 73, has been a director of the Company since 1993. He founded LaSalle-Deitch Co., Inc., a distributor of products for the manufactured housing and recreational vehicle industry, in 1963 and served as its President, Chief Executive Officer and Chairman from 1971 until his retirement in 1992. Mr. Ellis is currently a management consultant.

         Ellen Downey, age 49, has been a director of the Company since 1997. She served as a director of FRD Acquisition Corporation from 1996 to 1998. Ms. Downey was employed by Ryder System, Inc. in various financial positions from 1978 to 1991 and from 1991 to 1993 served as Vice President and Treasurer of that company.

         Thomas L. Dusthimer, age 67, has been a director of the Company since 1997. Since 1992 he has served as a consultant to and director of Key Bank (Elkhart, Indiana District). From 1973 until his retirement in 1992, Mr. Dusthimer served in various executive positions, including President, Chief Executive Officer and Chairman, with Ameritrust Indiana Corporation and Ameritrust National Bank.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table shows the compensation of the named executive officers of the Company for each of the last three fiscal years.

                                              SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                    Compensation
                                                   Annual Compensation                 Awards
                                          --------------------------------------      --------
Name and                         Fiscal                                               Optioned       All Other Com-
Principal Position                Year     Salary($)     Bonus($)    Other($)(1)      Shares(#)     pensation($)(2)(4)
------------------                ----     ---------     --------    -----------      ---------     ------------------

William A. Bassett(3)             2001      300,000        12,000         *              --               36,843
Chairman of the Board,            2000      300,000         --            *              --               36,832
President and Chief Executive     1999      285,000        87,074         *            12,500             36,745
Officer

Michael S. Baxley(4)              2001       73,025         --            *              --               92,858
Executive Vice President          2000      165,100         --            *              --                  854
                                  1999      161,925        39,183         *            20,000               --

Michael K. Solomon                2001      118,820         5,000         *              --                1,224
Vice President, Treasurer and     2000      118,820         --            *              --                1,464
Chief Financial Officer           1999      118,820        20,000         *             5,000              1,553

------------------------

(1) Medical/dental reimbursement plan payments, country club memberships, relocation bonus, and personal use of Company vehicles. An asterisk indicates that the total of other annual compensation for that year was less than 10% of salary and bonus for that year.
(2) Premiums paid by the Company on life and long-term disability insurance policies, Company contributions to the 401(k) Retirement Savings Plan and, in the case of Mr. Baxley, salary continuation payments of $92,075 for the period June 1 through December 29, 2001, see note (4).
(3) The Company has an employment agreement with Mr. Bassett which provides for an annual salary of not less than $214,200. The agreement expires July 1, 2004.
(4) Mr. Baxley's employment terminated on May 31, 2001. Under the terms of his employment agreement with the Company his salary and benefits will be paid through May 2002.

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

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed one year of employment. Eligible employees may contribute up to 15% of their earnings with a maximum of $10,500 for 2001 based on the Internal Revenue Service annual contribution limit. The Company will match 25% of the first 4% of the employee's contributions up to 1% of the employee's earnings. Contributions are invested at the direction of the employee in one or more funds. Company contributions begin to vest after three years.

         The Company's 1984 Incentive Stock Option Plan, which expired February 22, 1994, authorized the granting to key employees of options to purchase up to 804,976 shares (as adjusted for stock splits) of the Company's Common Stock. The purchase price of optioned shares was the fair market value of the Common Stock on the date of grant, and the maximum term of the options was ten years; in the case of options granted to employees who owned more than 10% of the outstanding Common Stock, however, the purchase price was 110% of the fair market value of the Common Stock on the date of grant and the term of the options was five years. The number of optioned shares and the purchase price per share are subject to adjustment for stock splits, stock dividends, reclassifications and the like. As of March 25, 2002 options for 30,204 shares of Common Stock were outstanding under this plan.

         On April 3, 1995 the board of directors adopted, and on June 5, 1995 the stockholders approved, the Company's 1995 Incentive Stock Option Plan (the "1995 Plan") which has a term of ten years. The 1995 Plan authorizes the issuance of up to 520,830 shares (as adjusted for stock splits) of Common Stock pursuant to stock options granted to key employees of the Company. The purchase price of optioned shares must be the fair market value of the Common Stock on the date of grant, and the maximum term of the options is ten years; in the case of options granted to employees who own more than 10% of the outstanding Common Stock, however, the purchase price must be 110% of the fair market value of the Common Stock on the date of grant and the term of the option cannot exceed five years. The number of shares that may be issued under the 1995 Plan, the number of optioned shares and the purchase price per share are subject to adjustment for stock splits, stock dividends, reclassifications and the like. As of March 25, 2002 options for 264,682 shares of Common Stock were outstanding under this plan.

         On February 22, 2002 the Company made an offer to exchange outstanding options to purchase shares of the Company's Common Stock with an exercise price greater than or equal to $7.00 per share for new options which will be granted under the 1995 Plan. The offer expired on March 22, 2002 and the Company received tenders of options for 207,500 shares. The tendered options were cancelled on March 23, 2002. In keeping with the Company's normal compensation practices, the actual number of shares for which each new option will be granted has been determined with respect to each employee individually. Subject to the terms and conditions of the offer, the Company will grant the new options no earlier than September 24, 2002 and no later than December 31, 2002. The Company presently expects to grant options for an aggregate of 166,250 shares in exchange for the tendered options that were cancelled on March 23, 2002. The new options will have an exercise price equal to the fair market value of the Common Stock on the date of grant.

         The following table sets forth information concerning the exercise of stock options during fiscal 2001 by the named executive officers and the value of their unexercised, in-the-money stock options at December 29, 2001. The options outstanding at December 29, 2001, except for those granted after fiscal 1995, were exercisable at any time prior to their respective expiration dates. Options granted in 1996 and 1997 vested 20% each year starting with the date of grant, and options granted in 1998 and 1999 vest 20% each year starting at the end of the first year.

                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                     AND FISCAL YEAR-END OPTION VALUES


                              Shares                          Optioned          Value of
                             Acquired          Value          Shares at        Options at
Name                        on Excerise     Realized ($)     12/29/01 (#)     12/29/01($)(1)
----                                        ------------     ------------     --------------
William A. Bassett           39,165            87,338           72,914(2)           --
Michael S. Baxley              --                --               --                --
Michael K. Solomon             --                --             39,704(2)           --
                                                                 8,000(3)           --

--------------------------
(1) Assumes a market value of $3.88 per share, which was the last reported sale price on the American Stock Exchange on December 28, 2001.
(2)  Exercisable.
(3)  Unexercisable.

COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company are paid a fee of $10,000 per year for their scheduled services as directors. The fee is paid quarterly in shares of the Company's Common Stock valued at its closing price on the American Stock Exchange on the third business day following the release of sales and earnings for the preceding fiscal year. Under the Company's Stock Plan for Non-Employee Directors, such directors may elect to defer receipt of their shares, until after they leave the Board, by having them delivered to the Trust established under the Plan. Directors are paid $1,000 per day for additional meetings if needed. Members of the audit committee are paid ($1,000 per meeting for chairman and $500 per meeting for other members) for attending audit committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information concerning the Common Stock holdings at March 25, 2002 of the directors and named executive officers of the Company, and the directors and executive officers as a group, is set forth in the following table. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares listed.

Name or Group                                  Shares Beneficially Owned                Percent of Class (1)
-------------                                  -------------------------                --------------------
William A. Bassett                                     389,614(2)                                13.54%
Michael S. Baxley                                          500                                     --
Michael K. Solomon                                     109,933(3)                                 3.85%
Jerome B. Lieber                                        13,705(4)(5)                                --
Joseph N. Ellis                                          2,500(5)                                   --
Ellen Downey                                             1,562(5)                                   --
Thomas L. Dusthimer                                      1,250(5)                                   --
All directors and executive officers
as a group                                             519,764(6)                                18.05%

----------------------------

(1) Shares which the named stockholder has the right to acquire within 60 days are deemed outstanding for the purpose of computing that stockholder's percentage.

(2) Includes 72,914 optioned shares which may be acquired within 60 days and 39,598 shares held as Trustee of the trust established under the Company's Stock Plan for Non-Employee Directors (the "Trust"). Mr. Bassett disclaims beneficial ownership of the shares he holds as Trustee.

(3)      Includes 42,204 optioned shares, which may be acquired within 60 days.

(4) Includes 5,040 shares held in a charitable trust as to which Mr. Lieber disclaims beneficial ownership.

(5)      Excludes shares held in the Trust for his or her account.

(6)      Includes 115,118 optioned shares, which may be acquired within 60 days.

         FMR Corp. of Boston, Massachusetts, has furnished the Company a copy of its Schedule 13G dated February 14, 2002 in which it reported that as of December 31, 2001 Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, had sole investment power with respect to 279,715 shares (9.95%) of the Company's Common Stock.

         Robert E. Robotti of New York, New York has furnished the Company a copy of his Schedule 13G dated January 10, 2002 in which he reported beneficial ownership of 287,788 shares (10.23%) of the Company's Common Stock, of which Mr. Robotti has shared voting power and shared dispositive power. Mr. Robotti is the owner of Robotti & Company (265,195 shares) and a general partner in Ravenswood Investment Company, L.P. (22,593 shares).

         Steven C. Leonard of Rancho Santa Fe, CA has furnished the Company a copy of his Schedule 13G dated February, 2002 in which he reported beneficial ownership of a total of 150,100 shares (5.34%) of the Company's Common Stock, including 150,100 as to which he has shared dispositive power and 48,300 shares as to which he has shared voting power. Of the 150,100 shares, 128,500 are beneficially owned by Pacifica Capital Investments LLC, of which Mr. Leonard is the sole manager.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of this report:
         ----------------------------------------------------------

         Financial Statements and Schedules
         ----------------------------------

         (1)      Independent Auditors' Report

         (2)      Balance Sheets - December 29, 2001 and December 30, 2000

         (3) Statements of Earnings for the three fiscal years ended December 29, 2001

         (4) Statements of Stockholders' Equity for the three fiscal years ended December 29, 2001

         (5) Statements of Cash Flows for the three fiscal years ended December 29, 2001

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

         10M.1 Medical and Dental Reimbursement Plan, as amended to date, filed as Exhibit 10M.1 to Form 10-K for the fiscal year ended January 3, 1987 and incorporated herein by reference.*

         10T Employment Agreement dated August 2, 1994 between the registrant and William Bassett, filed as Exhibit 10T to Form 10-Q for the quarter ended July 2, 1994 and incorporated herein by reference.*

         10U 1995 Incentive Stock Option Plan, filed as Exhibit 10U to Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.*

         10U.1 Tender Offer Statement on Schedule TO, as amended, filed with the Commission on March 13, 2002 and incorporated herein by reference.*

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

         10Y.1    Amendment effective March 30, 2001 to Exhibit 10Y, filed as
                  Exhibit 10Y.1 to Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.

         10Y.2 Promissory Note dated April 19, 2000, and Amendment thereto effective March 30, 2001, relating to Exhibit 10Y, filed as
                  Exhibit 10Y.2 to Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.

         11Q      Computation of diluted income per share, filed herewith.

         23C      Consent of Independent Auditors, filed herewith.

         -----------------------

         *Management contract or compensatory plan.


         (b)      Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the last quarter of 2001.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              DECORATOR INDUSTRIES, INC.
                                                    (Registrant)


                                              By: /s/ Michael K. Solomon
                                                  ----------------------
                                                       Michael K. Solomon
                                                       Vice President

Dated:   March 25, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                               Title                            Signature                       Date
----                               -----                            ---------                       ----

William A. Bassett          Chairman, President,           /s/ William A. Bassett               March 25, 2002
                            Chief Executive Officer and    --------------------------------
                            Director

Michael K. Solomon          Vice President, Treasurer,     /s/ Michael K. Solomon               March 25, 2002
                            Principal Financial and        --------------------------------
                            Accounting Officer

Jerome B. Lieber            Director                       /s/ Jerome B. Lieber                 March 25, 2002
                                                           ---------------------------------

Joseph N. Ellis             Director                       /s/ Joseph N. Ellis                  March 25, 2002
                                                           ---------------------------------

Ellen Downey                Director                       /s/ Ellen Downey                     March 25, 2002
                                                           ---------------------------------

Thomas Dusthimer            Director                       /s/ Thomas Dusthimer                 March 25, 2002
                                                           ---------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
  and Stockholders of
DECORATOR INDUSTRIES, INC.

         We have audited the accompanying balance sheets of Decorator Industries, Inc. (a Pennsylvania corporation) as of December 29, 2001 and December 30, 2000 and the related statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted within the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decorator Industries, Inc. as of December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2001 in conformity with accounting principles generally accepted within the United States of America.

                                             LOUIS PLUNG & COMPANY, LLP
                                             Certified Public Accountants








Pittsburgh, Pennsylvania
February 9, 2002 (March 25, 2002 as to Note 9)

                           DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEETS

                                                                                     Fiscal Year End
                                 ASSETS                                        2001                   2000
                                 ------                                     -----------           -----------
CURRENT ASSETS:
    Cash and Cash Equivalents                                               $ 2,319,568           $   307,819
    Accounts Receivable, less allowance for
        doubtful accounts ($221,462 and $144,395)                             3,525,377             3,494,676
    Inventories                                                               3,789,665             5,203,240
    Other Current Assets                                                        327,784               947,134
                                                                            -----------           -----------
TOTAL CURRENT ASSETS                                                          9,962,394             9,952,869
                                                                            -----------           -----------
Property and Equipment:
    Land, Buildings & Improvements                                            4,240,777             4,144,229
    Machinery, Equipment, Furniture and Fixtures                              5,212,066             5,326,181
                                                                            -----------           -----------
Total Property and Equipment                                                  9,452,843             9,470,410
    Less:  Accumulated Depreciation and Amortization                          4,045,789             3,659,764
                                                                            -----------           -----------
Net Property and Equipment                                                    5,407,054             5,810,646
                                                                            -----------           -----------
Goodwill, less accumulated
    Amortization of $1,348,569 and $1,243,980                                 2,731,717             2,836,306
Other Assets                                                                    264,351               255,566
                                                                            -----------           -----------
TOTAL ASSETS                                                                $18,365,516           $18,855,387
                                                                            ===========           ===========


                   LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                                        $ 2,102,730           $ 2,393,004
    Current Maturities of Long-term Debt                                        105,441               104,640
    Accrued Expenses:
        Income taxes                                                             39,518                    --
        Compensation                                                            764,305               789,681
        Other                                                                   876,327             1,510,897
                                                                            -----------           -----------
TOTAL CURRENT LIABILITIES                                                     3,888,321             4,798,222
                                                                            -----------           -----------

Long-Term Debt                                                                1,604,245             1,709,686
Deferred Income Taxes                                                           409,000               368,000
                                                                            -----------           -----------
TOTAL LIABILITIES                                                             5,901,566             6,875,908
                                                                            -----------           -----------

Stockholders' Equity
    Common Stock $.20 par value: Authorized shares, 10,000,000;
       Issued shares, 4,485,635 and 4,444,997                                   897,127               888,999
    Paid-in Capital                                                           1,425,437             1,441,655
    Retained Earnings                                                        18,300,698            17,777,461
                                                                            -----------           -----------
                                                                             20,623,262            20,108,115
    Less: Treasury stock, at cost: 1,669,948 and 1,653,437 shares             8,159,312             8,128,636
                                                                            -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                                   12,463,950            11,979,479
                                                                            -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $18,365,516           $18,855,387
                                                                            ===========           ===========


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENTS OF EARNINGS

                                                                                 For the Fiscal Year
                                                                                 -------------------
                                                                  2001                  2000                  1999
                                                              ------------          ------------          ------------
Net Sales                                                     $ 34,782,121          $ 42,609,584          $ 49,206,018
Cost of Products Sold                                           27,231,533            33,906,006            38,055,987
                                                              ------------          ------------          ------------
Gross Profit                                                     7,550,588             8,703,578            11,150,031

Selling and Administrative Expenses                              6,092,740             6,987,203             6,762,698
                                                              ------------          ------------          ------------
Operating Income                                                 1,457,848             1,716,375             4,387,333
Other Income (Expense):
    Interest and Investment Income                                  49,104                55,899                50,183
    Interest Expense                                               (64,391)             (114,162)              (70,098)
                                                              ------------          ------------          ------------
Earnings Before Income Taxes                                     1,442,561             1,658,112             4,367,418
Provision for Income Taxes                                         581,000               621,000             1,650,000
                                                              ------------          ------------          ------------
Income from Continuing Operations                                  861,561             1,037,112             2,717,418
Loss from Discontinued Operations, net of income tax
benefit of $93,000 and $101,000                                         --              (152,433)             (165,140)

Loss on Disposal of Discontinued Operations, net of
income tax benefit of $460,000                                          --              (751,481)                   --
                                                              ------------          ------------          ------------
NET INCOME                                                    $    861,561          $    133,198          $  2,552,278
                                                              ============          ============          ============

EARNINGS PER SHARE:
    CONTINUING OPERATIONS                                     $       0.31          $       0.34          $       0.80
                                                              ============          ============          ============
    BASIC                                                     $       0.31          $       0.04          $       0.76
                                                              ============          ============          ============
    DILUTED                                                   $       0.31          $       0.04          $       0.73
                                                              ============          ============          ============

Average Number of Shares Outstanding:
    Basic                                                        2,812,882             3,041,364             3,378,721

    Diluted                                                      2,820,777             3,077,260             3,517,681




    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                        COMMON           PAID-IN            RETAINED          TREASURY
                                        STOCK            CAPITAL            EARNINGS            STOCK               TOTAL
                                     ------------      ------------       ------------       ------------       ------------
BALANCE AT
JANUARY 2, 1999                      $    874,784      $  1,396,137       $ 16,756,377       $ (3,467,566)      $ 15,559,732

Transactions for 1999
    Net profit                                 --                --          2,552,278                 --          2,552,278

    Issuance of stock for
    exercise of options                     6,982            11,850                 --                 --             18,832

    Issuance of stock for
    directors compensation                     --            19,801                 --             33,503             53,304

    Purchase of Common
    Stock for treasury                         --                --                 --         (2,878,680)        (2,878,680)

    Dividends paid                             --                --           (940,497)                --           (940,497)
                                     ------------      ------------       ------------       ------------       ------------
BALANCE AT
JANUARY 1, 2000                      $    881,766      $  1,427,788       $ 18,368,158       $ (6,312,743)      $ 14,364,969

Transactions for 2000
    Net profit                                 --                --            133,198                 --            133,198

    Issuance of stock for
    Exercise of options                     7,233            14,227                 --                 --             21,460

    Issuance of stock for
    Directors compensation                     --              (360)                --             40,360             40,000

    Purchase of Common
    Stock for treasury                         --                --                 --         (1,856,253)        (1,856,253)

    Dividends paid                             --                --           (723,895)                --           (723,895)
                                     ------------      ------------       ------------       ------------       ------------
BALANCE AT
DECEMBER 30, 2000                    $    888,999      $  1,441,655       $ 17,777,461       $ (8,128,636)      $ 11,979,479

Transactions for 2001
    Net profit                                 --                --            861,561                 --            861,561

    Issuance of stock for
    Exercise of options                     7,833            14,491                 --                 --             22,324

    Issuance of stock for
    Directors compensation                     --           (30,414)                --             72,973             42,559

    Purchase of Common
    Stock for treasury                         --                --                 --           (103,649)          (103,649)

    Dividends paid                             --                --           (338,324)                --           (338,324)

    Conversion of $.10 par
    value shares to $.20 par
    value shares                              295              (295)                --                 --                 --
                                     ------------      ------------       ------------       ------------       ------------
BALANCE AT
DECEMBER 29, 2001                    $    897,127      $  1,425,437       $ 18,300,698       $ (8,159,312)      $ 12,463,950
                                     ============      ============       ============       ============       ============


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                  For the Fiscal Year
                                                                                  -------------------
                                                                        2001                2000                  1999
                                                                    -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                      $   861,561          $   133,198          $ 2,552,278
    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
        Depreciation and Amortization                                   761,563              752,672              682,821
        Write-off of goodwill                                                --              705,976                   --
        Provision for Losses on Accounts Receivable                     155,864              168,709               93,000
        Deferred Taxes                                                  154,000             (151,000)              64,000
        (Gain) Loss on Disposal of Assets                               103,428                7,868              (10,579)
    Increase (Decrease) from Changes in:
        Accounts Receivable                                            (186,566)              62,171               28,879
        Short-term Investments                                               --            1,455,796             (594,764)
        Inventories                                                   1,413,575              536,063              (14,077)
        Prepaid Expenses                                                506,350             (411,876)               2,136
        Other Assets                                                     (8,786)             157,271              179,110
        Accounts Payable                                               (290,274)            (707,677)             230,792
        Accrued Expenses                                               (620,427)             374,745             (334,070)
                                                                    -----------          -----------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             2,850,288            3,083,916            2,879,526
                                                                    -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                               (442,772)            (631,064)          (2,234,157)
    Proceeds from Property Dispositions                                  85,963                2,539               20,049
    Deferred Purchase Price Payments                                         --               (9,498)            (479,918)
                                                                    -----------          -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (356,809)            (638,023)          (2,694,026)
                                                                    -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term Debt Payments                                            (104,640)            (103,714)             (88,130)
    Proceeds on debt from new building                                       --                   --            1,500,000
    Dividend Payments                                                  (338,324)            (723,895)            (940,497)
    Proceeds from Exercise of Stock Options                              22,324               21,460               18,832
    Issuance of Stock for Director's Trust                               42,559               40,000               53,304
    Purchase of Common Stock for Treasury                              (103,649)          (1,856,253)          (2,878,680)
                                                                    -----------          -----------          -----------
NET CASH USED IN FINANCING ACTIVITIES                                  (481,730)          (2,622,402)          (2,335,171)
Net Increase (Decrease) in Cash and Cash Equivalents                  2,011,749             (176,509)          (2,149,671)
Cash and Cash Equivalents at Beginning of Year                          307,819              484,328            2,633,999
                                                                    -----------          -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 2,319,568          $   307,819          $   484,328
                                                                    ===========          ===========          ===========

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
    Interest                                                        $    63,362          $    92,340          $    71,639
    Income Taxes                                                    $   347,180          $   685,345          $ 1,423,178


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Nature of Operations
         --------------------

         The Company designs, manufactures and sells a broad range of interior furnishings, principally draperies, curtains, shades, blinds, bedspreads, valance boards, comforters, pillows and cushions. These products are sold to original equipment manufacturers of recreational vehicles and manufactured housing and to the hospitality industry (motels/hotels) either through distributors or directly to the customers.

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

         Fiscal Year
         -----------

         The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in every sixth year containing 53 weeks. Fiscal year 2001 was a 52-week period ending December 29, 2001; 2000 was a 52-week period ending December 30, 2000 and 1999 was a 52-week period ending January 1, 2000.

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

         Excess of Cost over Net Assets Acquired
         ---------------------------------------

         The excess of investment costs over the fair value of net assets related to the acquisitions of Haleyville Manufacturing (1973), Liberia Manufacturing (1985) and Specialty Windows (1997) was being amortized over a period of 40 years. Amortization of $104,589 was charged to income during fiscal year ended December 29, 2001, $116,182 in fiscal year ended December 30, 2000, and $119,535 in fiscal year ended January 1, 2000. For the year ended December 30, 2000 management wrote off $140,495 of excess cost related to Paragon Interiors (1995) and $565,481 related to Southern Interiors (1997). (See Note 13 (a)).

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -----------------------------------------------------

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" the Company will no longer amortize goodwill. Starting in 2002 the Company will be required to evaluate the remaining goodwill of $2,731,717 for possible impairment.

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

         Cash and cash equivalents consist of the following:

                                                         2001           2000
                                                         ----           ----
               General Funds                          $(224,743)       $36,989
               Overnight repurchase agreements        2,544,311        270,830
                                                     ----------       --------
                                                     $2,319,568       $307,819
                                                     ==========       ========

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

         Estimates
         ---------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results may differ from these estimates and assumptions.

         Fair Value of Financial Instruments
         -----------------------------------

         Marketable securities are carried at fair value. A gain of $6,178 is included in income for the year ended December 29, 2001 compared to a loss of $7,907 for the year ended December 30, 2000. All other financial instruments are carried at amounts believed to approximate fair value.

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

         Stock Based Compensation
         ------------------------

         In accordance with the provisions of SFAS No. 123, the Company follows the intrinsic value based method of accounting as prescribed by APB 25, "Accounting for Stock Issued to Employees", for its stock-based compensation. Accordingly, no compensation cost is recognized.

         Segment Information
         -------------------

         The Company has one business segment, the interior furnishings business, and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

         Recent Accounting Developments
         ------------------------------

         The following Statements of Financial Accounting Standards (SFAS) were issued by the Financial Accounting Standards Board.

         SFAS No. 141, "Business Combinations", issued June 2001 supercedes APB 16, "Business Combinations", and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. The most significant changes made by SFAS 141 involve the requirement to use the purchase method of accounting for all business combinations, eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS 141 is effective for all business combinations (as defined in the Statement) initiated after June 30, 2001, and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later). The Company has always used the purchase method of accounting for business combinations.

         SFAS No. 142, "Goodwill and Other Intangible Assets", issued June 2001 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting) and supercedes APB 17, "Intangible Assets". Under SFAS 142, goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

         In accordance with the standard, the Company will cease to amortize goodwill and does not expect adoption of SFAS 142 to have a material impact on the Company's reported results of operations, financial position or cash flows.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         SFAS No. 143, "Accounting for Asset Retirement Obligations", issued June 2001,will have no effect on the Company.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", issued August 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS 144 to have a material impact on the Company's reported results of operations, financial position or cash flows.

(2)      ACQUISITIONS
         ------------

         As of March 15, 1997, the Company acquired the business and certain assets of Specialty Window Coverings Corp. for $2,455,783. Additional consideration of $705,415 was paid based on Specialty's earnings over the two years ending April 3, 1999. Specialty is an Elkhart, Indiana based manufacturer of pleated shades for the recreational vehicle market.

         As of May 12, 1997, the Company acquired the business and certain assets of Southern Interiors, Inc. for $844,313 and future consideration, not to exceed $500,000, based on Southern's sales over the three years ending July 1, 2000. Southern was located in Memphis, Tennessee and manufactured draperies for the hospitality market from fabric supplied by its customers, largely hotel design and supply firms. During the second quarter of 2000, the Company disposed of this operation and wrote off the remaining goodwill of $565,481 from this acquisition. (See note 13(a))

         These acquisitions have been included in the consolidated financial statements from the dates of acquisition. They have been accounted for as a purchase. In each case, the purchase price has been allocated to the underlying assets based upon their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") is $1,965,743 for the Specialty acquisition, which was being amortized over 40 years. In accordance with SFAS 142, effective December 30, 2001 the Company will no longer amortize goodwill, but will test it for impairment annually.

         The cash payments for deferred purchase price of $9,498 in 2000 and $479,918 in 1999 represent the additional consideration paid for the acquisitions of Specialty Window Coverings and Southern Interiors.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(3)      INVENTORIES
         -----------

         Inventories consisted of the following classifications:

                                                    2001               2000
                                                    ----               ----
               Raw materials & supplies          $3,475,824         $4,876,287
               In process & finished goods          313,841            326,953
                                                 ----------         ----------
                                                 $3,789,665         $5,203,240
                                                 ==========         ==========

(4)      LEASES
         ------

         The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the Company bears the cost of maintenance and repairs and other operating expenses. Rent expense was $516,748 in 2001, $536,987 in 2000 and $519,971 in 1999.

         Commitments under these leases extend through October 2007 and are as follows:

                                        2002              $467,647
                                        2003              $283,461
                                        2004              $205,100
                                        2005              $179,647
                                        2006              $174,449
                                  Thereafter               $43,624


(5)      COMMITMENTS
         -----------

         The Company has commitments under certain employment and non-compete agreements entered into with individuals in current and prior management positions. The commitments under these agreements are payable $284,050, $214,200, and $107,100 respectively, from 2002 through 2004.

(6)      SIGNIFICANT CUSTOMERS
         ---------------------

         Sales to Fleetwood Enterprises accounted for 18.9%, 22.7% and 21.5% of Company sales in 2001, 2000 and 1999, respectively. Fleetwood operates in the manufactured housing and recreational vehicle industries. Sales to Champion Enterprises accounted for 12.0%, 11.4% and 13.5% of Company sales in 2001, 2000 and 1999, respectively. Champion operates solely in the manufactured housing industry.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(7)      LONG TERM-DEBT AND CREDIT ARRANGEMENTS
         --------------------------------------

         Long-term debt consists of the following:
                                                                                          2001               2000
                                                                                          ----               ----
         Note payable in monthly payments of $2,088 through August 2007 at 4%
         interest. This note is secured by the first mortgage on the Bloomsburg,
         PA building.                                                                    $124,686           $144,326

         Bond payable in monthly installments through November 2008.  The interest rate is variable and is currently less than 2%.  This bond is
         secured by the Company's Bloomsburg, PA property.                                250,000            275,000

         Bond payable in quarterly installments through March 2014.  The interest rate is variable and is currently less than 2%.  This bond is secured by
         the Company's Goshen, IN property.                                             1,335,000          1,395,000
                                                                                       ----------         ----------
                                                                                        1,709,686          1,814,326
         Less amount due within one year                                                  105,441            104,640
                                                                                       ----------         ----------
                                                                                       $1,604,245         $1,709,686
                                                                                       ==========         ==========


         The principal payments on long-term debt for the five years subsequent to December 29, 2001 are as follows:

                                      2002                   $105,441
                                      2003                   $126,273
                                      2004                   $127,140
                                      2005                   $128,042
                                      2006                   $168,980
                                      Thereafter             $1,053,810

         On April 19, 2000 the Company signed an agreement for a $5,000,000 revolving line of credit. The maximum borrowed under this agreement was $140,000 in 2001 and there were no outstanding borrowings at December 29, 2001. This agreement contains certain financial covenants. The Company was in compliance with these covenants at December 29, 2001.

(8)      EMPLOYEE BENEFIT PLANS
         ----------------------

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed 1 year of employment. Eligible employees may contribute up to 15% of their earnings with a maximum of $10,500 for 2001 based on the Internal Revenue Service annual contribution limit. The Company will match 25% of the first 4% of the employee's contributions up to 1% of each employee's earnings. Contributions are invested at the direction of the employee to one or more funds. Company contributions begin to vest after three years, with 100% vesting after five years. Company contributions to the plan were $ 47,068 in 2001, $53,261 in 2000 and $59,745 in 1999.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(9)      STOCK OPTIONS
         -------------

         At December 29, 2001, the Company had options outstanding under two fixed stock option plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two fixed stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               2001                 2000               1999
                                                               ----                 ----               ----
        Pro forma net income (loss)                          $782,660            $(21,147)          $2,426,020
        Pro forma earnings (loss) per share:
            Basic                                              $0.28              ($0.01)              $0.72
            Diluted                                            $0.28              ($0.01)              $0.69

         During the initial phase-in period of SFAS No. 123 the pro forma disclosure may not be representative of the impact on the net income in future years.

         Under the 1984 Incentive Stock Option Plan, which expired in 1994, the Company granted options to its employees for 804,976 shares (as adjusted for stock splits). Under the 1995 Incentive Stock Option Plan, the company may grant options to its key employees for up to 520,830 (as adjusted for stock splits) shares of Common Stock. Under both plans, the exercise price of the option equals the fair market price of the Company's stock on the date of the grant and an option's maximum term is 10 years. Under the 1995 Incentive Stock Option Plan options for 260,410 (as adjusted for stock splits) shares were granted in 1996, options for 7,813 (as adjusted for stock splits) shares were granted in 1997, options for 168,750 (as adjusted for stock splits) shares were granted in 1998 and options for 98,250 shares were granted in 1999. The options granted in 1997 and 1996 vest 20% each year starting with the date of the grant. The options granted in 1999 and 1998 vest 20% each year beginning at the end of the first year.

         The fair value of 1996 and 1997 option grants is estimated on the date of grant using the Flexible Binomial options-pricing method with the following weighted-average assumptions used for the grants in 1997 and 1996: dividend yield of 3.6 percent for all years; expected volatility of 40.6 percent for all years; risk-free interest rate of 6.4 percent for all years; and expected life of 3.7 years for all grants. The 1998 grant used the Black-Sholes options-pricing method with the following weighted-average assumptions: dividend yield of 2.6 percent; expected volatility of 47.7 percent; risk-free interest rate of 5.6 percent; and expected life of 5 years. The 1999 grant used the Black-Sholes options-pricing method with the following weighted-average assumptions: dividend yield of 2.5 percent; expected volatility of 42.8 percent; risk-free interest rate of 5.8 percent; and expected life of 5 years.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(9)      STOCK OPTIONS (CONTINUED)
         -------------------------

         A summary of the status of the Company's outstanding stock options as of December 29, 2001, December 30, 2000 and January 1, 2000, and changes during the years ending on those dates is presented below:

                                                        2001                     2000                     1999
                                                        ----                     ----                     ----
                                                            Exercise                 Exercise                 Exercise
                                               Shares(1)    Price(2)    Shares(1)    Price(2)    Shares(1)    Price(2)
                                               ---------    --------    ---------    --------    ---------    --------
         Outstanding at beginning of year       568,801      $5.87       619,717       $5.60      554,507      $5.03
         Granted                                     --         --            --          --       98,250      $7.13
         Exercised                              (39,165)     $0.57       (36,166)      $0.59      (33,040)     $0.57
         Forfeited                              (27,250)     (7.73)      (14,750)      (7.43)          --         --
                                                -------                  -------                  -------
         Outstanding at year-end                502,386      $6.18       568,801       $5.87      619,717      $5.60

         Options exercisable at year-end        398,636                  397,939                  335,428
         Weighted-average fair value of
         options granted during the year             --                       --                   $2.59

         The following information applies to fixed stock options outstanding at December 29, 2001:

             Number outstanding (1)                               502,386
             Range of exercise prices                             $4.80 to $8.10
             Weighted-average exercise price                      $6.18
             Weighted-average remaining contractual life          5.22 years

         -----------------------

(1)      As adjusted for the five-for-four stock splits in June 1997 and July
         1998.
(2)      Based on the weighted-average exercise price.

         On February 22, 2002 the Company made an offer to exchange outstanding options to purchase shares of the Company's Common Stock with an exercise price greater than or equal to $7.00 per share for new options which will be granted under the 1995 Plan. The offer expired on March 22, 2002 and the Company received tenders of options for 207,500 shares. The tendered options were cancelled on March 23, 2002. In keeping with the Company's normal compensation practices, the actual number of shares for which each new option will be granted has been determined with respect to each employee individually. Subject to the terms and conditions of the offer, the Company will grant the new options no earlier than September 24, 2002 and no later than December 31, 2002. The Company presently expects to grant options for an aggregate of 166,250 shares in exchange for the tendered options that were cancelled on March 23, 2002. The new options will have an exercise price equal to the fair market value of the Common Stock on the date of grant.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(10)     INCOME TAXES
         -------------

         A summary of income taxes is as follows:

                                            2001          2000           1999
                                          ---------    ----------    -----------
        Current:
           Federal                        $344,000      $207,000     $1,222,000
           State                            83,000        12,000        263,000
        Deferred                           154,000     (151,000)         64,000
                                          ---------    ----------    -----------
        Total                             $581,000       $68,000     $1,549,000
                                          =========    ==========    ===========

         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax liability relate to the following:

                                                             2001        2000
                                                           -------    ---------
          Depreciation                                     $357,000    $367,000
          Amortization                                      135,000     102,000
          Inventories, due to additional cost
              recorded for income tax purposes             (16,000)     (23,000)
          Accounts receivable, due to allowance
              for doubtful accounts                        (84,000)     (55,000)
          Directors' Trust                                 (82,000)     (66,000)
          Accrued liabilities, due to expenses not yet
              deductible for income tax purposes           (71,000)    (240,000)
                                                           -------    ---------

          Net deferred income tax liability                $239,000    $ 85,000
                                                           ========    ========

         The net deferred income tax liability is presented in the balance sheets as follows:

                                                       2001              2000
                                                       ----              ----
         Current Asset                               $170,000          $283,000
         Long-term Liability                          409,000           368,000

         The effective income tax rate varied from the statutory Federal tax rate as follows:

                                             2001         2000         1999
                                             ----         ----         ----
         Federal statutory rate              34.0%        34.0%        34.0%
         State income taxes, net of
             federal income tax benefit       4.7         4.3          4.4
         Other                                1.6        (4.5)        (0.6)
                                            ----        -----         ----
         Effective income tax rate           40.3%        33.8%        37.8%
                                            =====       ======        =====

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


 (11)    EARNINGS PER SHARE
         ------------------

         In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                   2001            2000             1999
                                                   ----            ----             ----
         Numerator:
            Net income                         $  861,561      $  133,198      $2,552,278
                                               ===========     ===========     ===========
         Denominator:
            Weighted-average number of
            Common Shares outstanding           2,812,882       3,041,364       3,378,721

            Dilutive effect of
            stock options on net income             7,895          35,896         138,960
                                               -----------     -----------     -----------

                                                2,820,777       3,077,260       3,517,681
                                               ===========     ===========     ===========

         Diluted earnings per share:           $     0.31      $     0.04      $     0.73
                                               ==========      ==========      ==========

(12)     QUARTERLY FINANCIAL INFORMATION
         -------------------------------

                                              First              Second              Third            Fourth
             2001                            Quarter             Quarter            Quarter           Quarter               Year
             ----                            -------             -------            -------           -------               ----
             Net Sales                    $  8,052,955        $  9,475,661       $  9,205,017       $  8,048,488        $ 34,782,121
             Gross Profit                 $  1,465,571        $  2,095,460       $  2,058,007       $  1,931,550        $  7,550,588
             Net Earnings                 $    (68,734)       $    305,774       $    372,529       $    251,992        $    861,561
             Earnings Per
             Common Share:
                 Basic                    ($      0.02)       $       0.10       $       0.14       $       0.09        $       0.31
                 Diluted                  ($      0.02)       $       0.10       $       0.14       $       0.09        $       0.31
             Average Common
             Shares Outstanding:
                 Basic                       2,793,772           2,809,155          2,832,593          2,815,785           2,812,882
                 Diluted                     2,825,352           2,809,155          2,832,593          2,815,785           2,820,777

                                              First              Second              Third            Fourth
             2000                            Quarter             Quarter            Quarter           Quarter               Year
             ----                            -------             -------            -------           -------               ----

             Net Sales                    $ 12,443,014        $ 12,163,649       $  9,731,021       $  8,271,900        $ 42,609,584
             Gross Profit                 $  2,674,956        $  2,723,753       $  2,052,297       $  1,252,572        $  8,703,578
             Net Income                   $    580,945        $     58,724       $    211,076       $   (717,547)       $    133,198
             Earnings Per
             Common Share:
                 Continuing Operations    $       0.19        $       0.16       $       0.08       ($      0.09)       $       0.34
                 Basic                    $       0.18        $       0.02       $       0.07       ($      0.23)       $       0.04
                 Diluted                  $       0.18        $       0.02       $       0.07       ($      0.23)       $       0.04
             Average Common
             Shares Outstanding:
                 Basic                       3,180,033           3,165,186          3,028,757          2,791,480           3,041,364
                 Diluted                     3,222,562           3,199,699          3,063,037          2,823,740           3,077,260


         The quarterly information shown above has been adjusted to reflect the discontinued operations.

(13)     DISCONTINUED OPERATIONS
         -----------------------

(A) During the second quarter of 2000, the Company adopted a plan to dispose of its contract sewing operations for the hospitality industry through liquidation. At July 1, 2000, the net assets of this operation consisted primarily of goodwill ($565,481), inventories, machinery and equipment, and trade receivables. This decision resulted in an after-tax loss of $422,000 for disposal of this operation. Included in the loss on disposal was a pre-tax provision of $60,000 for estimated operating losses during the phase-out period.

(B) In the fourth quarter of 2000, the Company decided to discontinue the manufacturing of furniture for sale to the recreational vehicle and hospitality industries. At December 30, 2000, the assets of this operation consisted primarily of inventories, equipment and trade receivables. This decision resulted in an after-tax loss of $329,000 for disposal of this operation. Included in the loss on disposal is a pre-tax provision of $160,000 for estimated operating losses during the phase-out period.

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------



The Board of  Directors
  and Stockholders of
DECORATOR INDUSTRIES, INC.



         The audit referred to in our opinion dated February 9, 2002, (March 25, 2002 as to Note 9), on the financial statements as of December 29, 2001 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in item 14 (a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.





                                                   LOUIS PLUNG & COMPANY, LLP
                                                   Certified Public Accountants







Pittsburgh, Pennsylvania
February 9, 2002 (March 25, 2002 as to Note 9)

                           DECORATOR INDUSTRIES, INC.
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                COLUMN A                       COLUMN B                  COLUMN C                 COLUMN D          COLUMN E
                                                                        Additions
                                                                    (1)              (2)
                                                                Charged to       Charged to
                                              Balance at           Costs            Other                          Balance at
                                              Beginning             And           Accounts       Deductions           End
Description                                   of Period          Expenses         Described       Described        of Period
-----------                                   ---------          --------         ---------       ---------        ---------
DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

                  2001                         $144,395          $155,864            -0-          $78,797(A)        $221,462

                  2000                         $158,996          $168,709            -0-         $183,310(A)        $144,395

                  1999                         $111,706           $93,000            -0-          $45,710(A)        $158,996

(A) Write-off bad debts