Form 10-Q
period 2002-03-30
DECORATOR INDUSTRIES INC
filed 2002-05-14
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                             25-1001433
------------------------                                   ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

10011 Pines Blvd., Suite #201, Pembroke Pines, Florida             33024
------------------------------------------------------        ---------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X      No
                                    ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of each class                         Outstanding at May 3, 2002
          -------------------                         --------------------------
Common Stock, Par Value $.20 Per Share                         2,785,690

                                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
-------   ---------------------

                           DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEETS

                                                                    March 30, 2002  Dec. 29, 2001
                                                                    --------------  -------------
                                  ASSETS                               (UNAUDITED)
                                  ------
CURRENT ASSETS:
    Cash and Cash Equivalents                                         $ 2,890,681    $ 2,319,568
    Accounts Receivable, less allowance for
        Doubtful accounts ($234,253 and $221,462)                       3,532,281      3,525,377
    Inventories                                                         3,612,895      3,789,665
    Other Current Assets                                                  362,167        327,784
                                                                      -----------    -----------
TOTAL CURRENT ASSETS                                                   10,398,024      9,962,394
                                                                      -----------    -----------
Property and Equipment:
    Land, Buildings & Improvements                                      4,241,458      4,240,777
    Machinery, Equipment, Furniture and Fixtures                        5,236,491      5,212,066
                                                                      -----------    -----------
Total Property and Equipment                                            9,477,949      9,452,843
    Less:  Accumulated Depreciation and Amortization                    4,197,528      4,045,789
                                                                      -----------    -----------
Net Property and Equipment                                              5,280,421      5,407,054
                                                                      -----------    -----------
Goodwill                                                                2,731,717      2,731,717
Other Assets                                                              295,411        264,351
                                                                      -----------    -----------
TOTAL ASSETS                                                           18,705,573     18,365,516
                                                                      ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                                  $ 2,406,009    $ 2,102,730
    Current Maturities of Long-term Debt                                  110,843        105,441
    Accrued Expenses:
        Income taxes                                                      149,006         39,518
        Compensation                                                      622,800        764,305
        Other                                                             772,025        876,327
                                                                      -----------    -----------
TOTAL CURRENT LIABILITIES                                               4,060,683      3,888,321
                                                                      -----------    -----------
Long-Term Debt                                                          1,572,677      1,604,245
Deferred Income Taxes                                                     436,000        409,000
                                                                      -----------    -----------
TOTAL LIABILITIES                                                       6,069,360      5,901,566
                                                                      -----------    -----------
Stockholders' Equity Common stock $.20 par value:
      Authorized shares, 10,000,000; Issued shares, 4,485,635             897,127        897,127
    Paid-in Capital                                                     1,425,501      1,425,437
    Retained Earnings                                                  18,521,485     18,300,698
                                                                      -----------    -----------
                                                                       20,844,113     20,623,262
    Less:  Treasury stock, at cost: 1,678,516 and 1,669,948 shares      8,207,900      8,159,312
                                                                      -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                             12,636,213     12,463,950
                                                                      -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             18,705,573     18,365,516
                                                                      ===========    ===========

             The accompanying notes are an integral part of the financial statements.


                                    DECORATOR INDUSTRIES, INC.
                                      STATEMENTS OF EARNINGS
                                           (UNAUDITED)

                                                         FOR THIRTEEN WEEKS ENDED:
                                        ------------------------------------------------------
                                                 March 30, 2002            March 31, 2001
                                                 --------------            --------------


Net Sales                               $ 8,918,133        100.00%     $ 8,052,955    100.00%
Cost of Products Sold                     7,013,399         78.64%       6,587,384     81.80%
                                        -----------                    -----------
Gross Profit                              1,904,734         21.36%       1,465,571     18.20%
Selling and Administrative Expenses       1,404,517         15.75%       1,539,739     19.12%
                                        -----------                    -----------
Operating Income (Loss)                     500,217          5.61%         (74,168)    -0.92%
Other Income (Expense):
    Interest and Investment Income           12,694          0.14%           3,917      0.05%
    Interest Expense                         (7,770)        -0.09%         (23,483)    -0.29%
                                        -----------                    -----------
Earnings (Loss) Before Income Taxes         505,141          5.66%         (93,734)    -1.16%
Provision for Income Taxes (Benefit)        200,000          2.24%         (25,000)    -0.31%
                                        -----------                    -----------
NET EARNINGS (LOSS)                         305,141          3.42%         (68,734)    -0.85%
                                        ===========                    ===========

EARNINGS PER SHARE:

    Basic                                     $0.11                         $(0.02)
                                              =====                        =======
    Diluted                                   $0.11                         $(0.02)
                                              =====                        =======

Weighted-Average Number of Shares Outstanding:
    Basic                                 2,812,826                      2,793,772
    Diluted                               2,820,594                      2,825,352


    The accompanying notes are an integral part of the financial statements.

                                     DECORATOR INDUSTRIES, INC.
                                      STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                        FOR THIRTEEN WEEKS ENDED:
                                                                     March 30, 2002   March 31, 2001
                                                                     --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Earnings (Loss)                                                $   305,141     ($   68,734)
    Adjustments to Reconcile Net Earnings (Loss) to Net Cash
        Provided by Operating Activities:
            Depreciation and amortization                                  159,165         189,274
            Provision for Losses on Accounts Receivable                     12,500          37,000
            Deferred Taxes                                                  22,000          47,000
            Loss on Disposal of Assets                                          --              42
            (Increase) Decrease from Changes in Accounts Receivable        (19,404)       (151,494)
            (Increase) Decrease from Changes in Inventories                176,770         573,380
            (Increase) Decrease from Changes in Prepaid Expenses           (29,383)       (289,610)
            (Increase) Decrease from Changes in Other Assets               (31,060)       (231,519)
             Increase (Decrease) from Changes in Accounts Payable          303,279         266,932
             Increase (Decrease) from Changes in Accrued Expenses         (136,319)       (203,054)
                                                                       -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  762,689         169,217
                                                                       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                                   (32,532)        (64,309)
                                                                       -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                      (32,532)        (64,309)
                                                                       -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term Debt Payments                                                (26,165)        (25,906)
    Dividend Payments                                                      (84,355)        (83,794)
    Issuance of Stock for Directors' Compensation                           10,000          10,000
    Purchase of Common Stock for Treasury                                  (58,524)             --
                                                                       -----------     -----------
NET CASH USED IN FINANCING ACTIVITIES                                     (159,044)        (99,700)
Net Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year                             571,113           5,208
                                                                         2,319,568         307,819
                                                                       -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 2,890,681     $   313,027
                                                                       ===========     ===========
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
    Interest
                                                                       $     7,873     $    21,493
    Income Taxes

                                                                       $    68,721     $    33,217

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             THIRTEEN WEEKS ENDED MARCH 30, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 30, 2002, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended March 30, 2002 and March 31, 2001.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted within the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 29, 2001. The results of operations for the thirteen week periods ended March 30, 2002 and March 31, 2001 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at March 30, 2002 and December 29, 2001 consisted of the following:

                            March 30, 2002  December 29, 2001
                            --------------  -----------------
         Raw Material
         and Supplies           $3,289,399         $3,475,824
         In Process and
         Finished Goods            323,496            313,841
                                ----------         ----------
         Total Inventory        $3,612,895         $3,789,665
                                ==========         ==========

NOTE 4.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                             March 30, 2002   March 31, 2001
                                             --------------   --------------
         Numerator:
             Net earnings (loss)              $   305,141      ($   68,734)
                                              ===========      ===========
         Denominator:
             Weighted-average number of
             common shares outstanding          2,812,826        2,793,772

             Dilutive effect of

             stock options on net income            7,768           31,580
                                              -----------      -----------

                                                2,820,594        2,825,352
                                              ===========      ===========

         Diluted earnings per share:          $      0.11      $     (0.02)
                                              ===========      ===========

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             THIRTEEN WEEKS ENDED MARCH 30, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

NOTE 5.  ADOPTION OF STATEMENT 142
         -------------------------

         In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", in the period of initial application and thereafter, goodwill amortization expense is to be excluded from net earnings, as illustrated in the following reconciliation.

                                                       March 30, 2002  March 31, 2001
                                                       --------------  --------------
         Reported net earnings (loss)                   $   305,141      ($  68,734)
         Add back: goodwill amortization (after tax)             --          21,411
                                                        -----------      ----------
         Adjusted net earnings (loss)                   $   305,141      ($  47,323)
                                                        ===========      ==========
         Basic earnings per share
            Reported net earnings (loss)                $      0.11      $    (0.02)
            Goodwill amortization                                --             .01
                                                        -----------      ----------
            Adjusted net earnings (loss)                $      0.11      $    (0.01)
                                                        ===========      ==========
         Diluted earnings per share
            Reported net earnings (loss)                $      0.11      $    (0.02)
            Goodwill amortization                                --             .01
                                                        -----------      ----------
            Adjusted net earnings (loss)                $      0.11      $    (0.01)
                                                        ===========      ==========

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

FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the First Quarter 2002.

                                              March 30, 2002   December 29, 2001
                                             ----------------   --------------
                  Current Ratio                     2.56              2.56
                  Quick Ratio                       1.67              1.59
                  LT Debt to Total Capital         11.07%            11.40%
                  Working Capital               $6,337,341        $6,074,073

Days sales outstanding in accounts receivable were 35.2 days at March 30, 2002 compared to 38.9 days at March 31, 2001, and accounts receivable increased by 0.2%. Inventories decreased by 4.7% during the quarter.

Management does not foresee any events which will adversely affect its liquidity during 2002. At the quarter end, the Company had no borrowings against its $5,000,000 revolving line of credit. With the available borrowing capacity and the Company's cash balances, the financial condition is more than adequate to finance internal growth and the acquisitions of businesses.

Item 2.


Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)


RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                             First       First
                                            Quarter     Quarter
                                              2002        2001
                                            --------    --------
                 Earnings Ratios
                 ---------------
         Net sales                           100.0%     100.0%
         Cost of products sold                78.6       81.8

         Selling and administrative           15.8       19.1
         Interest and investment income       (0.1)      (0.1)
         Interest expense                      0.1        0.3
         Income taxes (benefit)                2.2       (0.3)
         Net earnings (loss)                   3.4       (0.8)


THIRTEEN WEEK PERIOD ENDED MARCH 30, 2002, (FIRST QUARTER 2002) COMPARED TO THIRTEEN WEEK PERIOD ENDED MARCH 31, 2001, (FIRST QUARTER 2001)

Net sales for the First Quarter 2002 were $8,918,133, compared to $8,052,955 for the same period in the previous year, a 10.7% increase. The Company experienced increased sales in the recreational vehicle and manufactured housing markets, while sales decreased in the hospitality market.

Cost of products sold decreased to 78.6% in the First Quarter 2002 compared to 81.8% a year ago. This improvement was the result of better material utilization and improved labor efficiencies.

Selling and administrative expenses were $1,404,517 in the First Quarter 2002 versus $1,539,739 in the First Quarter 2001. This decrease resulted from a reduction in the administrative workforce, lower commissions from reduced hospitality sales, and the change in accounting for goodwill (see Note 5).

Interest expense decreased to $7,770 in the First Quarter 2002 from $23,483 in the First Quarter 2001 because of reduced borrowings and lower interest rates.

Net income increased to $305,141 in the First Quarter of 2002 compared to a net loss of $68,734 in the First Quarter of 2001. This increase is largely the result of increased sales, better material utilization, improved labor efficiencies and reduced administrative expenses.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

         (a)      Exhibits:
                  ---------

                           None.


         (b) No reports on Form 8-K were filed by the Company during the quarterly period ended March 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DECORATOR INDUSTRIES, INC.
                                                          (Registrant)



              Date: May 13, 2002          By: /s/  William A. Bassett
                    ------------              -------------------------
                                                   William A. Bassett, President

              Date: May 13, 2002          By: /s/  Michael K. Solomon
                    ------------              -------------------------
                                                   Michael K. Solomon, Treasurer