Form 10-Q
period 2002-06-29
DECORATOR INDUSTRIES INC
filed 2002-08-13
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                        25-1001433
--------------------------------------                       -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

10011 Pines Blvd., Suite #201, Pembroke Pines, Florida             33024
------------------------------------------------------       -------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of each class                         Outstanding at August 2, 2002
       -------------------                         -----------------------------
Common Stock, Par Value $.20 Per Share                       2,785,785

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEETS

                                                                                  June 29, 2002             December 29, 2001
                                                                                  -------------             -----------------
                                  ASSETS                                           (UNAUDITED)
                                  ------
Current Assets:
    Cash and Cash Equivalents                                                       $ 3,138,837                $ 2,319,568
    Accounts Receivable, less allowance for
        doubtful accounts ($253,287 and $221,462)                                     4,310,063                  3,525,377
    Inventories                                                                       4,216,562                  3,789,665
    Other Current Assets                                                                372,974                    327,784
                                                                                    -----------                -----------
Total Current Assets                                                                 12,038,436                  9,962,394
                                                                                    -----------                -----------

Property and Equipment:
    Land, Buildings & Improvements                                                    4,241,458                  4,240,777
    Machinery, Equipment, Furniture and Fixtures                                      5,587,667                  5,212,066
                                                                                    -----------                -----------
Total Property and Equipment                                                          9,829,125                  9,452,843
    Less:  Accumulated Depreciation and Amortization                                  4,361,282                  4,045,789
                                                                                    -----------                -----------
Net Property and Equipment                                                            5,467,843                  5,407,054
                                                                                    -----------                -----------
Goodwill                                                                              2,731,717                  2,731,717
Other Assets                                                                            266,209                    264,351
                                                                                    -----------                -----------
Total Assets                                                                        $20,504,205                $18,365,516
                                                                                    ===========                ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable                                                                $ 3,482,556                $ 2,102,730
    Current Maturities of Long-term Debt                                                116,195                    105,441
    Accrued Expenses:
        Income taxes                                                                    298,592                     39,518
        Compensation                                                                    826,235                    764,305
        Other                                                                           888,665                    876,327
                                                                                    -----------                -----------
Total Current Liabilities                                                             5,612,243                  3,888,321
                                                                                    -----------                -----------

Long-Term Debt                                                                        1,541,110                  1,604,245
Deferred Income Taxes                                                                   431,000                    409,000
                                                                                    -----------                -----------
Total Liabilities                                                                     7,584,353                  5,901,566
                                                                                    -----------                -----------
Stockholders' Equity
    Common stock $.20 par value:
       Authorized shares, 10,000,000; Issued shares, 4,485,635                          897,127                    897,127
    Paid-in Capital                                                                   1,425,565                  1,425,437
    Retained Earnings                                                                18,946,976                 18,300,698
                                                                                    -----------                -----------
                                                                                     21,269,668                 20,623,262
    Less:  Treasury stock, at cost:  1,699,945 and 1,669,948 shares                   8,349,816                  8,159,312
                                                                                    -----------                -----------
Total Stockholders' Equity                                                           12,919,852                 12,463,950
                                                                                    -----------                -----------
Total Liabilities and Stockholders' Equity                                          $20,504,205                $18,365,516
                                                                                    ===========                ===========

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                   FOR THIRTEEN WEEKS ENDED:                               FOR TWENTY-SIX WEEKS ENDED:
                          ----------------------------------------------          ----------------------------------------------
                              June 29, 2002             June 30, 2001                 June 29, 2002              June 30, 2001
                          --------------------       -------------------          ---------------------      -------------------
Net sales                 $10,363,395   100.00%      $9,475,661   100.00%         $19,281,528    100.00%     $17,528,616  100.00%
Cost of products sold       7,917,272    76.40%       7,380,201    77.89%          14,930,671     77.44%      13,967,586   79.68%
                          -----------                ----------                   -----------                -----------
Gross profit                2,446,123    23.60%       2,095,460    22.11%           4,350,857     22.56%       3,561,030    20.32%
Selling and
Administrative expenses     1,607,431    15.51%       1,592,061    16.80%           3,011,949     15.62%       3,131,800    17.87%
                          -----------                ----------                   -----------                -----------
Operating income              838,692     8.09%         503,399     5.31%           1,338,908      6.94%         429,230     2.45%
Interest and
investment income              12,410    -0.12%          16,186    -0.17%              25,105     -0.13%          20,103    -0.11%
Interest expense               (7,080)    0.07%         (17,811)    0.19%             (14,850)     0.08%         (41,294)    0.23%
                          -----------                ----------                   -----------                -----------
Earnings before               844,022     8.14%         501,774     5.29%           1,349,163      6.99%         408,039     2.33%
income taxes
Provision for
income taxes                  335,000     3.23%         196,000     2.07%             535,000      2.77%         171,000     0.98%
                          -----------                ----------                   -----------                -----------
Net Income                   $509,022     4.91%        $305,774     3.22%            $814,163      4.22%        $237,039     1.35%
                          ===========                ==========                   ===========                ===========

Earnings per share:
    Basic                       $0.18                     $0.10                         $0.29                      $0.08
                                =====                     =====                         =====                      =====
    Diluted                     $0.18                     $0.10                         $0.29                      $0.08
                                =====                     =====                         =====                      =====

Weighted-average
number of shares
outstanding:
    Basic                   2,787,713                 2,809,155                     2,800,270                  2,801,561
    Diluted                 2,845,261                 2,809,155                     2,832,928                  2,817,351


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FOR TWENTY-SIX WEEKS ENDED:
                                                                                    June 29, 2002              June 30, 2001
                                                                                    -------------              -------------
Cash Flows From Operating Activities:
    Net Income                                                                       $  814,163                 $  237,039
    Adjustments To Reconcile Net Income To Net Cash
    Provided By Operating Activities:
        Depreciation And Amortization                                                   323,344                    378,308
        Provision For Losses On Accounts Receivable                                      33,131                     74,000
        Deferred Taxes                                                                   16,000                     74,000
        Loss On Disposal Of Assets                                                           19                     25,328
        (Increase) Decrease from Changes in Accounts Receivable                        (817,817)                  (261,930)
        (Increase) Decrease from Changes in Inventories                                (426,897)                 1,127,181
        (Increase) Decrease from Changes in Prepaid Expenses                            (39,190)                   250,916
        (Increase) Decrease from Changes in Other Assets                                 (1,858)                   (24,539)
        Increase (Decrease) from Changes in Accounts Payable                          1,379,826                    516,032
        Increase (Decrease) from Changes in Accrued Expenses                            333,342                   (352,243)
                                                                                     ----------                 ----------
Net Cash Provided by Operating Activities                                             1,614,063                  2,044,092
                                                                                     ----------                 ----------

Cash Flows From Investing Activities:
    Capital Expenditures                                                               (384,302)                  (312,092)
    Proceeds from Property Dispositions                                                     150                      7,625
                                                                                     ----------                 ----------
Net Cash Used in Investing Activities                                                  (384,152)                  (304,467)
                                                                                     ----------                 ----------

Cash Flows From Financing Activities:
    Long-Term Debt Payments                                                             (52,381)                   (51,860)
    Dividend Payments                                                                  (167,885)                  (168,858)
    Proceeds from Exercise of Stock Options                                                  --                     22,324
    Purchase of Common Stock for Treasury                                              (210,376)                    (8,319)
    Issuance of Stock for Director's Trust                                               20,000                     25,117
                                                                                     ----------                 ----------
Net Cash Used in Financing Activities                                                  (410,642)                  (181,596)
                                                                                     ----------                 ----------
Net Increase in Cash and Cash Equivalents                                               819,269                  1,558,029
Cash and Cash Equivalents at Beginning of Year                                        2,319,568                    307,819
                                                                                     ----------                 ----------
Cash and Cash Equivalents at End of Period                                           $3,138,837                 $1,865,848
                                                                                     ==========                 ==========

Supplemental disclosures of cash flow information: Cash paid for:
    Interest                                                                            $16,575                    $39,654
    Income taxes                                                                       $267,425                    $35,942

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             TWENTY-SIX WEEKS ENDED JUNE 29, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 29, 2002, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended June 29, 2002 and June 30, 2001.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 29, 2001. The results of operations for the twenty-six week periods ended June 29, 2002 and June 30, 2001 are not necessarily indicative of operating results for the full year. Certain numbers from prior periods have been reclassified for comparative purposes.

NOTE 3.  INVENTORIES
         -----------

         Inventories at June 29, 2002 and December 29, 2001 consisted of the following:

                                   June 29, 2002            December 29, 2001
                                   -------------            -----------------
          Raw Material
          and Supplies                $3,905,938                $3,475,824

          In Process and
          Finished Goods                 310,624                   313,841
                                      ----------                ----------
          Total Inventory             $4,216,562                $3,789,665
                                      ==========                ==========

NOTE 4.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share include the dilutive effect of stock options. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                     Thirteen weeks ended:                      Twenty-six weeks ended:
                                               -----------------------------------         -----------------------------------
                                               June 29, 2002         June 30, 2001         June 29, 2002         June 30, 2001
                                               -------------         -------------         -------------         -------------
          Numerator:
              Net income                          $509,022              $305,774              $814,163              $237,039
                                                 =========             =========             =========             =========
          Denominator:
           Weighted-average number
           of  common shares
           outstanding                           2,787,713             2,809,155             2,800,270             2,801,561

           Dilutive effect of
           stock options on net
           income                                   57,548                    --                32,658                15,790
                                                 ---------             ---------             ---------             ---------

                                                 2,845,261             2,809,155             2,832,928             2,817,351
                                                 =========             =========             =========             =========

              Diluted earnings per
               share:                              $0.18                 $0.10                 $0.29                 $0.08
                                                   =====                 =====                 =====                 =====

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             TWENTY-SIX WEEKS ENDED JUNE 29, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

NOTE 5.  ADOPTION OF STATEMENT 142
         -------------------------

         In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", in the period of initial application and thereafter, goodwill amortization expense is to be excluded from net earnings, as illustrated in the following reconciliation.

                                                   Thirteen weeks ended:               Twenty-six weeks ended:
                                                   ---------------------               -----------------------
                                              June 29, 2002      June 30, 2001     June 29, 2002      June 30, 2001

           Reported net earnings                   $509,022           $305,774           $814,163          $237,039
           Add back: goodwill
           amortization (after tax)                      --             21,410                 --            42,821
                                                   ---------------------------           --------------------------
           Adjusted net earnings                   $509,022           $327,184           $814,163          $279,860
                                                   ===========================           ==========================

           Basic earnings per share
              Reported net earnings                   $0.18              $0.10              $0.29             $0.08
              Goodwill amortization
                (after tax)                              --                .01                 --               .02
                                                   ---------------------------           --------------------------
              Adjusted net earnings                   $0.18              $0.11              $0.29             $0.10
                                                   ===========================           ==========================

           Diluted earnings per share
              Reported net earnings                   $0.18              $0.10              $0.29             $0.08
              Goodwill amortization
                (after tax)                              --                .01                 --               .02
                                                   ---------------------------           --------------------------
              Adjusted net earnings                   $0.18              $0.11              $0.29             $0.10
                                                   ===========================           ==========================

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations.
         ----------------------

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

FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Second Quarter 2002.

                                       June 29, 2002       December 29, 2001
                                       -------------       -----------------
         Current Ratio                     2.15                 2.56
         Quick Ratio                       1.39                 1.59
         LT Debt to Total Capital         10.66%               11.40%
         Working Capital                $6,426,193           $6,074,073

Days sales outstanding in accounts receivable were 37.1 days at June 29, 2002 compared to 34.6 days at June 30, 2001. Accounts receivable increased by 22.2%, inventories increased by 11.3%, and cash increased by $819,269 over the six month period ended June 29, 2002.

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

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                         Second    Second
                                         Quarter   Quarter      YTD       YTD
               Earnings Ratios             2002     2001        2002      2001
               ---------------           -------   -------     -----     -----
         Net sales                        100.0%    100.0%     100.0%    100.0%
         Cost of products sold            76.40     77.89      77.44     79.68
         Selling and administrative       15.51     16.80      15.62     17.87
         Interest and investment income   (0.12)    (0.17)     (0.13)    (0.11)
         Interest expense                  0.07      0.19       0.08      0.23
         Income taxes                      3.23      2.07       2.77      0.98
         Net income                        4.91      3.22       4.22      1.35

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations. (Continued)
         ----------------------


Thirteen Week Period Ended June 29, 2002 (Second Quarter 2002) compared to Thirteen Week Period Ended June 30, 2001 (Second Quarter 2001)
--------------------------------------------------------------

Net sales for the Second Quarter 2002 were $10,363,395, compared to $9,475,661 for the same period in the previous year, a 9.4% increase. The Company experienced increased sales in the recreational vehicle and hospitality markets, while sales decreased in the manufactured housing market.

Cost of products sold decreased to 76.4% in the Second Quarter 2002 compared to 77.9% a year ago. This improvement was the result of improved labor efficiencies, better material utilization, and allocating fixed expenses over a larger sales volume.

Selling and administrative expenses were $1,607,431 in the Second Quarter 2002 versus $1,592,061 in the Second Quarter 2001. This increase resulted from increased performance based compensation and commissions, reduced by the change in accounting for goodwill (see Note 5) and a decrease in the administrative workforce.

Interest expense decreased to $7,080 in the Second Quarter 2002 from $17,811 in the Second Quarter 2001 because of reduced borrowings and lower interest rates.

Net income increased to $509,022 in the Second Quarter 2002 compared to $305,774 of net income in the Second Quarter 2001. This increase is largely the result of increased sales, better material utilization, and improved labor efficiencies.

Twenty-six Week Period Ended June 29, 2002 (First Six Months 2002) compared to Twenty-six Week Period Ended June 30, 2001 (First Six Months 2001)
------------------------------------------------------------------

Net sales for the First Six Months 2002 were $19,281,528, up from $17,528,616 in the prior year, a 10.0% increase. The Company experienced a significant sales increase in the recreational vehicle market. Hospitality sales increased moderately while manufactured housing sales decreased.

Cost of products sold decreased to 77.4% in the First Six Months 2002 compared to 79.7% a year ago. The improvement is largely the result of increased labor and material efficiencies and allocating fixed expenses over a larger sales volume.

Selling and administrative expenses were $3,011,949 in the First Six Months 2002 versus $3,131,800 in the First Six Months 2001. This decrease is attributable to the change in accounting for goodwill (see Note 5), a reduction in bad debt expense, a decrease in the administrative workforce, offset by an increase in performance based compensation.

Net income for the First Six Months 2002 increased to $814,163 or 29 cents per share (diluted) compared to $237,039 or 8 cents per share (diluted) in the same period in 2001. This increase is largely the result of increased sales, better material utilization, and improved labor efficiencies.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


(a)      Exhibits:
         ---------

           99.1   Certificate required by 18 U.S.C. ss1350


(b) No reports on Form 8-K were filed by the Company during the quarterly period ended June 29, 2002.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DECORATOR INDUSTRIES, INC.
                                                      (Registrant)


                Date: August 12, 2002          By: /s/  William A. Bassett
                      ---------------              -----------------------------
                                               William A. Bassett, President

                Date: August 12, 2002          By: /s/  Michael K. Solomon
                      ---------------              -----------------------------
                                               Michael K. Solomon, Treasurer