Form 10-Q
period 2002-09-28
DECORATOR INDUSTRIES INC
filed 2002-11-12
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002

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

                                 Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title of each class               Outstanding at November 4, 2002
              -------------------               -------------------------------
   Common Stock, Par Value $.20 Per Share                 2,787,817

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEETS

                                                                   September 28, 2002 December 29, 2001
                                                                   ------------------ -----------------
                                  ASSETS                               (UNAUDITED)
CURRENT ASSETS:
    Cash and Cash Equivalents                                           $ 2,753,483     $ 2,319,568
    Accounts Receivable, less allowance for
        doubtful accounts ($273,287 and $221,462)                         4,184,373       3,525,377
    Inventories                                                           4,758,335       3,789,665
    Other Current Assets                                                    385,313         327,784
                                                                        -----------     -----------
TOTAL CURRENT ASSETS                                                     12,081,504       9,962,394
                                                                        -----------     -----------

Property and Equipment:
    Land, Buildings & Improvements                                        4,241,457       4,240,777
    Machinery, Equipment, Furniture and Fixtures                          5,560,321       5,212,066
                                                                        -----------     -----------
Total Property and Equipment                                              9,801,778       9,452,843
    Less:  Accumulated Depreciation and Amortization                      4,460,328       4,045,789
                                                                        -----------     -----------
Net Property and Equipment                                                5,341,450       5,407,054
                                                                        -----------     -----------
Goodwill                                                                  2,731,717       2,731,717
Other Assets                                                                293,061         264,351
                                                                        -----------     -----------
TOTAL ASSETS                                                            $20,447,732     $18,365,516
                                                                        ===========     ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                                    $ 3,371,111     $ 2,102,730
    Current Maturities of Long-term Debt                                    121,503         105,441
    Accrued Expenses:
        Income taxes                                                         29,692          39,518
        Compensation                                                        862,275         764,305
        Other                                                               916,695         876,327
                                                                        -----------     -----------
TOTAL CURRENT LIABILITIES                                                 5,301,276       3,888,321
                                                                        -----------     -----------

Long-Term Debt                                                            1,509,540       1,604,245
Deferred Income Taxes                                                       447,000         409,000
                                                                        -----------     -----------
TOTAL LIABILITIES                                                         7,257,816       5,901,566
                                                                        -----------     -----------

Stockholders' Equity
    Common stock $.20 par value:
       Authorized shares, 10,000,000; Issued shares, 4,485,635              897,127         897,127
    Paid-in Capital                                                       1,425,588       1,425,437
    Retained Earnings                                                    19,207,039      18,300,698
                                                                        -----------     -----------
                                                                         21,529,754      20,623,262
    Less:  Treasury stock, at cost:  1,697,913 and 1,669,948 shares       8,339,838       8,159,312
                                                                        -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                               13,189,916      12,463,950
                                                                        -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $20,447,732     $18,365,516
                                                                        ===========     ===========


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                          FOR THIRTEEN WEEKS ENDED:                      FOR THIRTY-NINE WEEKS ENDED:
                                ---------------------------------------------   --------------------------------------------------
                                 September 28, 2002      September 29, 2001        September 28, 2002         September 29, 2001

Net sales                       $ 9,971,156  100.00%   $ 9,205,017   100.00%    $  29,252,684    100.00%    $ 26,733,634   100.00%
Cost of products sold             7,855,531   78.78%     7,147,010    77.64        22,786,202     77.89%      21,114,597    78.98%
                                -----------            -----------              -------------               ------------
                                  2,115,625   21.22%     2,058,007    22.36%        6,466,482     22.11%       5,619,037    21.02%
Selling and
Administrative expenses           1,549,224   15.54%     1,441,145    15.66%        4,561,172     15.59%       4,572,944    17.11%
                                -----------            -----------              -------------               ------------
Operating income                    566,401    5.68%       616,862     6.70%        1,905,310      6.52%       1,046,093     3.91%
Interest and
investment income                    14,903    0.15%        11,607     0.13%           40,007      0.13%          31,710     0.12%
Interest expense                     (8,668)  (0.09)%      (12,940)   (0.14)%         (23,517)    (0.08)%        (54,235)   (0.20)%
                                -----------            -----------              -------------               ------------
Earnings before                     572,636    5.74%       615,529     6.69%        1,921,800      6.57%       1,023,568     3.83%
income taxes
Provision for income taxes          229,000    2.30%       243,000     2.64%          764,000      2.61%         414,000     1.55%
                                -----------            -----------              -------------               ------------
NET INCOME                      $   343,636    3.44%   $   372,529     4.05%    $   1,157,800      3.96%    $    609,568     2.28%
                                ===========            ===========              =============               ============

EARNINGS PER SHARE:
    Basic                       $      0.12            $      0.14              $        0.41                      $0.22
    Diluted                     $      0.12            $      0.14              $        0.41                      $0.22

Weighted-average number of
  shares outstanding:
    Basic                         2,786,142              2,832,593                  2,795,575                  2,811,905
    Diluted                       2,836,547              2,832,593                  2,834,149                  2,822,432



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   FOR THIRTY-NINE WEEKS ENDED:
                                                               September 28, 2002 September 29, 2001
                                                               ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                      $ 1,157,800    $   609,568
    Adjustments To Reconcile Net Income To Net Cash
    Provided By Operating Activities:
        Depreciation And Amortization                                   497,492        570,287
        Provision For Losses On Accounts Receivable                      53,131        111,000
        Deferred Taxes                                                   27,000        121,000
        Loss On Disposal Of Assets                                           19         94,981
        (Increase) Decrease from Changes in Accounts Receivable        (712,127)      (625,478)
        (Increase) Decrease from Changes in Inventories                (968,670)     1,073,114
        (Increase) Decrease from Changes in Prepaid Expenses            (46,529)       416,466
        (Increase) Decrease from Changes in Other Assets                (28,710)       (14,681)
        Increase (Decrease) from Changes in Accounts Payable          1,268,381        536,337
        Increase (Decrease) from Changes in Accrued Expenses            128,512       (579,542)
                                                                    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,376,299      2,313,052
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                               (441,156)      (430,726)
    Proceeds from Property Dispositions                                   9,250         76,638
                                                                    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (431,906)      (354,088)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-Term Debt Payments                                             (78,643)       (77,864)
    Dividend Payments                                                  (251,459)      (253,852)
    Proceeds from Exercise of Stock Options                                  --         22,324
    Purchase of Common Stock for Treasury                              (210,376)       (89,791)
    Issuance of Stock for Director's Trust                               30,000         32,559
                                                                    -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                                  (510,478)      (366,624)
                                                                    -----------    -----------
Net Increase in Cash and Cash Equivalents                               433,915      1,592,340
Cash and Cash Equivalents at Beginning of Year                        2,319,568        307,819
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 2,753,483    $ 1,900,159
                                                                    ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid for:
    Interest                                                        $    24,005    $    52,617
    Income taxes                                                    $   754,325    $   202,792




    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 28, 2002, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended September 28, 2002 and September 29, 2001.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 29, 2001. The results of operations for the thirty-nine week periods ended September 28, 2002 and September 29, 2001 are not necessarily indicative of operating results for the full year. Certain numbers from prior periods have been reclassified for comparative purposes.

NOTE 3. INVENTORIES

                  Inventories at September 28, 2002 and December 29, 2001 consisted of the following:

                               September 28, 2002 December 29, 2001
                               ------------------ -----------------

                 Raw Material
                 and Supplies        $4,355,629     $3,475,824
                 In Process and
                 Finished Goods         402,706        313,841
                                     ----------     ----------
                 Total Inventory     $4,758,335     $3,789,665
                                     ==========     ==========

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
                                   (UNAUDITED)

NOTE 4. EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share include the dilutive effect of stock options. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                         Thirteen weeks ended:                Thirty-nine weeks ended:
                                September 28, 2002  September 29, 2001 September 28, 2002  September 29, 2001
                                ------------------  ------------------ ------------------  ------------------
     Numerator:
         Net income                 $  343,636          $  372,529          $1,157,800          $  609,568
                                    ==========          ==========          ==========          ==========

     Denominator:

     Weighted-average
      number of  common
      shares outstanding             2,786,142           2,832,593           2,795,575           2,811,905

      Dilutive effect of
      stock options on net
      income                            50,405                  --              38,574              10,527
                                    ----------          ----------          ----------          ----------

                                     2,836,547           2,832,593           2,834,149           2,822,432
                                    ==========          ==========          ==========          ==========

     Diluted earnings per
      share:                        $     0.12          $     0.14          $     0.41          $     0.22
                                    ==========          ==========          ==========          ==========

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
                                   (UNAUDITED)

NOTE 5. ADOPTION OF STATEMENT 142

        In accordance with SFAS No. 142, "Goodwill and Other
        Intangible Assets", in the period of initial application and thereafter, goodwill amortization expense is to be excluded from net earnings, as illustrated in the following reconciliation.


                                              Thirteen weeks ended:                       Thirty-nine weeks ended:
                                         ----------------------------------        -----------------------------------
                                         September 28,        September 29,         September 28,        September 29,
                                             2002                 2001                  2002                   2001

     Reported net earnings               $   343,636          $   372,529          $   1,157,800          $   609,568
     Add back: goodwill
     amortization (after tax)                     --               21,410                     --               64,231
                                         -----------          -----------          -------------          -----------
     Adjusted net earnings               $   343,636          $   393,939          $   1,157,800          $   673,799
                                         ===========          ===========          =============          ===========


     Basic earnings per share
        Reported net earnings            $      0.12          $      0.14          $        0.41          $      0.22
        Goodwill amortization
        (after tax)                               --                  .01                     --                  .02
                                         -----------          -----------          -------------          -----------
        Adjusted net earnings            $      0.12          $      0.15          $        0.41          $      0.24
                                         ===========          ===========          =============          ===========

     Diluted earnings per share
        Reported net earnings            $      0.12          $      0.14          $        0.41          $      0.22
        Goodwill amortization
        (after tax)                               --                  .01                     --                  .02
                                         -----------          -----------          -------------          -----------
        Adjusted net earnings            $      0.12          $      0.15          $        0.41          $      0.24
                                         ===========          ===========          =============          ===========

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


FINANCIAL CONDITION

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Third Quarter 2002.


                                  September 28, 2002     December 29, 2001
                                  ------------------     -----------------
      Current Ratio                      2.28                  2.56
      Quick Ratio                        1.38                  1.59
      LT Debt to Total Capital          10.27%                11.40%
      Working Capital                 $6,780,228            $6,074,073


Days sales outstanding in accounts receivable were 37.3 days at September 28, 2002 compared to 38.5 days at September 29, 2001. Accounts receivable increased by 18.7%, inventories increased by 25.6%, and cash increased by $433,915 over the nine month period ended September 28, 2002.

Management does not foresee any events which will adversely affect its liquidity during 2002. At the quarter end, the Company had no borrowings against its $5,000,000 revolving line of credit. With the available borrowing capacity and the Company's cash balances, the financial condition is more than adequate to finance internal growth and the acquisitions of businesses.

RESULTS OF OPERATIONS

The following tables show the percentage relationship to net sales of certain items in the Company's Statement of Earnings:
                                         Third      Third
                                        Quarter    Quarter     YTD       YTD
                 Earnings Ratios          2002       2001      2002      2001
                 ---------------          ----       ----      ----      ----
      Net sales                         100.0%      100.0%    100.0%    100.0%
      Cost of products sold              78.78       77.64     77.89     78.98
      Selling and administrative         15.54       15.66     15.59     17.11
      Interest and investment income     (0.15)      (0.13)    (0.13)    (0.12)
      Interest expense                    0.09        0.14      0.08      0.20
      Income taxes                        2.30        2.64      2.61      1.55
      Net income                          3.44        4.05      3.96      2.28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


THIRTEEN WEEK PERIOD ENDED SEPTEMBER 28, 2002 (THIRD QUARTER 2002) COMPARED TO THIRTEEN WEEK PERIOD ENDED SEPTEMBER 29, 2001 (THIRD QUARTER 2001)
------------------------------------------------------------------------------

Net sales for the Third Quarter 2002 were $9,971,156, compared to $9,205,017 for the same period in the previous year, an 8.3% increase. The Company experienced increased sales in the recreational vehicle market, while sales decreased in the manufactured housing market.

Cost of products sold increased to 78.8% in the Third Quarter 2002 compared to 77.6% a year ago. This increase was the result of somewhat higher labor and material costs.

Selling and administrative expenses were $1,549,224 in the Third Quarter 2002 versus $1,441,145 in the Third Quarter 2001. This increase resulted from increased performance based compensation and costs related to the implementation of a new computer system. These costs were partially offset by the change in accounting for goodwill (see Note 5).

Interest expense decreased to $8,668 in the Third Quarter 2002 from $12,940 in the Third Quarter 2001 because of reduced borrowings and lower interest rates.

Net income decreased to $343,636 in the Third Quarter 2002 compared to $372,529 of net income in the Third Quarter 2001. This decrease is largely the result of the increases in the cost of products sold and administrative expenses.

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 2002 (FIRST NINE MONTHS 2002) COMPARED TO THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 29, 2001 (FIRST NINE MONTHS
2001)
-------------------------------------------------------------------------------

Net sales for the First Nine Months 2002 were $29,252,684, up from $26,733,634 in the prior year, a 9.4% increase. The Company experienced a significant sales increase in the recreational vehicle market. Hospitality sales increased modestly while manufactured housing sales have decreased.

Cost of products sold decreased to 77.9% in the First Nine Months 2002 compared to 78.9% a year ago. The improvement is largely the result of increased labor and material efficiencies and allocating fixed expenses over a larger sales volume.

Selling and administrative expenses were $4,561,172 in the First Nine Months 2002 versus $4,572,944 in the First Nine Months 2001. This decrease is attributable to the change in accounting for goodwill (see Note 5), a reduction in bad debt expense, a decrease in the administrative workforce, offset by an increase in performance based compensation and costs related to the implementation of a new computer system.

Net income for the First Nine Months 2002 increased to $1,157,800 or $0.41 cents per share (diluted) compared to $609,568 or 22 cents per share (diluted) in the same period in 2001. This increase is largely the result of increased sales, better material utilization, and improved labor efficiencies.

Item 4. Controls and Procedures.

(a) The Company's Chief Financial Officer (CFO) and its Controller have reviewed the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the date of this report. These officers have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the financial statements has been disclosed.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the review date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


(a)      Exhibits:

         99.2  -  Certificate required by 18 U.S.C.ss.1350.

(b) No reports on Form 8-K were filed by the Company during the quarterly period ended September 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DECORATOR INDUSTRIES, INC.
                                               (Registrant)


Date: November 12, 2002                  By: /s/ William A. Bassett
                                             ---------------------------------
                                                 William A. Bassett, President

Date: November 12, 2002                  By: /s/ Michael K. Solomon
                                             ---------------------------------
                                                 Michael K. Solomon, Treasurer

                                 CERTIFICATIONS

I, William A. Bassett, President, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Decorator Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                    By: /s/ William A. Bassett
                                               ---------------------------------
                                                   William A. Bassett, President

I, Michael K. Solomon, Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Decorator Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                By: /s/ Michael K. Solomon
                                               -----------------------------
                                               Michael K. Solomon, Treasurer