Form 10-K
period 2002-12-28
DECORATOR INDUSTRIES INC
filed 2003-03-25
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 2002

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

                10011 Pines Blvd., Pembroke Pines, Florida 33024
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                 Yes [ ] No [X]


Aggregate market value at March 17, 2003 of outstanding shares of Common Stock other than shares held by officers, directors and their respective associates:
$11,636,278

Number of shares outstanding at March 17, 2003:  2,792,878

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III- Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders

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

               2002 - 52 weeks ended December 28, 2002
               2001 - 52 weeks ended December 29, 2001
               2000 - 52 weeks ended December 30, 2000
               1999 - 52 weeks ended January 1, 2000
               1998 - 52 weeks ended January 2, 1999



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

         During 2002, one customer, Fleetwood Enterprises, accounted for approximately 23.8% of the Company's total sales. In the event of the loss of this customer, there would be a material adverse effect on the Company. Fleetwood operates in the manufactured housing and recreational vehicle industries.

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

         The Company has no significant patents, licenses, franchises, concessions, trademarks or copyrights. Expenditures for research and development during 2002 and 2001 were not significant.

         Compliance with federal, state and local environmental protection provisions is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

         The Company employs approximately 580 sales, production, warehouse and administrative employees and also uses the services of independent sales representatives.

ITEM 2.  PROPERTIES.

         The following table summarizes certain information concerning the Company's principal properties:

                                                                                       Approx.
Location                                            Principal Use                    Square Feet      Owned/Leased
--------                                            -------------                    -----------      ------------

Haleyville, Alabama                Offices, manufacturing and warehouse                 54,000            Owned
Red Bay, Alabama                   Offices, manufacturing and warehouse                 29,000           Leased
Lakeland, Florida                  Offices, manufacturing and warehouse                  7,500           Leased
Pembroke Pines, Florida            Offices                                               3,148           Leased
Elkhart, Indiana                   Offices, manufacturing and warehouse                 35,000            Owned
Goshen, Indiana                    Offices, manufacturing and warehouse                 55,700            Owned
Bossier, Louisiana                 Offices, manufacturing and warehouse                 20,000            Owned
Salisbury, North Carolina          Offices, manufacturing and warehouse                 22,800           Leased
Berwick, Pennsylvania              Offices, manufacturing and warehouse                 12,500           Leased
Bloomsburg, Pennsylvania           Offices, manufacturing and warehouse                 56,500            Owned
Abbotsford, Wisconsin              Offices, manufacturing and warehouse                 23,900           Leased


         The Company considers that its offices, plants, machinery and equipment are well maintained, adequately insured and suitable for their purposes and that its plants are adequate for the presently anticipated needs of the business. The Goshen, IN and Bloomsburg, PA facilities are subject to mortgages as mentioned in Note 7 of the financial statements.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

         Common Stock price information is set forth in the table below.

                            2002 Sales Prices             2001 Sales Prices
                            -----------------             -----------------
                          High            Low            High           Low
                          ----            ---            ----           ---
    First Quarter         6.20            3.86           3.31           2.15
    Second Quarter        6.80            5.27           3.00           2.30
    Third Quarter         6.45            5.40           3.67           2.90
    Fourth Quarter        6.23            4.80           4.60           2.96


As of March 17, 2003, the Company had 321 shareholders of record of its Common Stock.

         Total cash dividend payments were $.12 per share in 2002 and 2001.


ITEM 6.  SELECTED FINANCIAL DATA.

                                              2002           2001          2000            1999           1998
                                              ----           ----          ----            ----           ----

FOR THE YEAR
    Net Sales                             $38,641,605    $34,782,121    $42,609,584    $49,206,018    $48,788,610
    Income from  Continuing Operations    $ 1,384,379    $   861,561    $ 1,037,112    $ 2,717,418    $ 3,090,230
    Net Income                            $ 1,384,379    $   861,561    $   133,198    $ 2,552,278    $ 3,080,895
                                          -----------    -----------    -----------    -----------    -----------

AT YEAR END
    Total Assets                          $19,480,134    $18,365,516    $18,855,387    $21,665,523    $21,462,694
    Long Term Obligations                 $ 1,477,973    $ 1,604,245    $ 1,709,686    $ 1,814,169    $   463,037
    Long-term Debt/Total Capitalization          9.97%         11.40%         12.49%         11.21%          2.89%
    Working Capital                       $ 6,191,028    $ 6,074,073    $ 5,154,647    $ 6,646,856    $ 8,244,161
    Current Ratio                              2.49:1         2.56:1         2.07:1         2.30:1         2.59:1
    Stockholders' Equity                  $13,348,108    $12,463,950    $11,979,479    $14,364,969    $15,559,732
                                          -----------    -----------    -----------    -----------    -----------

PER SHARE
    Continuing Operations                 $      0.49    $      0.31    $      0.34    $      0.80    $      0.85
    Basic                                 $      0.49    $      0.31    $      0.04    $      0.76    $      0.85
    Diluted                               $      0.49    $      0.31    $      0.04    $      0.73    $      0.79
    Book Value                            $      4.78    $      4.43    $      4.29    $      4.50    $      4.37
    Cash Dividends Declared               $      0.12    $      0.12    $      0.24    $      0.28    $      0.28

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Financial Resources:

         The Company's financial condition continues to be strong, as evidenced by the following statistical measures:

         1) Working capital at December 28, 2002 was $6,191,028 compared to $6,074,073 at December 29, 2001.

         2) The current ratio was 2.49:1 at year-end 2002 compared to 2.56:1 at year-end 2001.

         3) The liquid ratio was 1.43:1 at year-end 2002 compared to 1.59:1 at year-end 2001.

         4) The long-term debt ratio was 9.97% at December 28, 2002 compared to 11.40% a year earlier.

         The Company used $210,376 of working capital for purchases of Common Stock to be held for the treasury.

         Net accounts receivable decreased $110,748 (3.1%) and net inventories increased $598,405 (15.8%). The increase in inventories is compared to an 11.1% increase in sales for the year. Most of the increased inventories were required for increased sales to the RV market. Also, late in fiscal 2002 the Company began production of tent and awning products for the RV market, which required additional inventories.

         Capital expenditures for 2002 were $1,290,149 compared to $442,772 in 2001. Included in the capital expenditures for 2002 was $802,000 for the purchase of the building which houses the Company's pleated shade business. This building was previously leased. The Company expects to close on a $640,000 mortgage on this building during 2003.

         The Company had no borrowings at year-end under its $5,000,000 revolving line-of-credit. Management believes that its liquidity and available borrowing capacity are more than adequate to finance internal growth and any additional acquisitions of businesses.

Results of Operations:

         The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                         2002      2001      2000
                                         ----      ----      ----
Net sales .........................     100.0%    100.0%    100.0%
Cost of products sold .............      78.4      78.3      79.6
Selling and administrative expenses      15.7      17.5      16.4
Interest and investment income ....       (.1)      (.1)      (.1)
Interest expense ..................        .1        .2        .3
Income from continuing operations .       3.6       2.5       2.4
Net income ........................       3.6       2.5        .3

2002 vs. 2001

Net sales for fiscal 2002 were $38,641,605 compared to $34,782,121 in fiscal 2001. The net sales increase was 11%. An increase in sales to the recreational vehicle market more than offset the sales decreases experienced in the manufactured housing market. The Recreational Vehicle Institute reported increased vehicle shipments of 21% over 2001, one of the industries' best performances in 25 years. The Manufactured Housing Institute reported a 13% decline in unit production for 2002, the fourth consecutive year of declining production. The industry manufactured 168,500 units in 2002 versus 373,100 units in 1998 (a decline of 55%). Company sales to the hospitality industry were virtually flat compared to the previous year.

Cost of goods sold as a percentage of sales was 78.4% in 2002 versus 78.3% in 2001. The unfavorable impact of product mix on the cost of goods sold was offset by improvements in manufacturing efficiencies.

Selling and administrative expenses decreased to $6,082,129 in 2002 from $6,092,740 in 2001. The 2001 selling and administrative expenses included goodwill amortization of $104,589. Goodwill was not amortized in 2002 (per compliance with Statements of Financial Accounting Standards No. 142). This benefit was offset by increased wages and the initial charges relating to the ongoing implementation of a Enterprise-Resource-Planning (ERP) system.

Net income was $1,384,379 in 2002 compared to $861,561 in 2001. Net income as a percent of sales increased to 3.6% in 2002 compared to 2.5% in 2001. This was due to a higher sales volume.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements, financial statements schedule, and reports of independent certified public accountants listed in Item 15(a) of this report are filed under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 28, 2002. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 28, 2002. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 28, 2002. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 28, 2002. Such information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES.

(a) The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this report and concluded that such disclosure controls and procedures were adequate and effective to ensure that material information relating to the financial statements has been disclosed.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the date that evaluation was made, nor were there any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as a part of this report:


                  Financial Statements and Schedules

                  (1)      Independent Auditors' Report

                  (2)      Balance Sheets - December 28, 2002 and December 29,
                           2001

                  (3) Statements of Earnings for the three fiscal years ended December 28, 2002

                  (4) Statements of Stockholders' Equity for the three fiscal years ended December 28, 2002

                  (5) Statements of Cash Flows for the three fiscal years ended December 28, 2002

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

         11R      Computation of diluted income per share, filed herewith.

         23D      Consent of Independent Auditors, filed herewith.

         99.3     Certificate required by 18 U.S.C.ss.1350, filed herewith.
         -----------------------

         *Management contract or compensatory plan.


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last quarter of 2002.

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

Dated:   March 23, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                                Title                          Signature                          Date
----                                -----                          ---------                          ----

William A. Bassett          Chairman, President,           /s/ William A. Bassett                 March 23, 2003
                            Chief Executive Officer and    -------------------------
                            Director


Michael K. Solomon          Vice President, Treasurer,     /s/ Michael K. Solomon                 March 23, 2003
                            Principal Financial and        -------------------------
                            Accounting Officer

Jerome B. Lieber            Director                       /s/ Jerome B. Lieber                   March 23, 2003
                                                           -------------------------

Joseph N. Ellis             Director                       /s/ Joseph N. Ellis                    March 23, 2003
                                                           -------------------------

Ellen Downey                Director                       /s/ Ellen Downey                       March 23, 2003
                                                           -------------------------

Thomas Dusthimer            Director                        /s/ Thomas Dusthimer                  March 23, 2003
                                                           -------------------------

William Dixon               Director                       /s/ William Dixon                      March 23, 2003
                                                           -------------------------

                                 CERTIFICATIONS

I, William A. Bassett, President, certify that:

1.       I have reviewed this annual report on Form 10-K of Decorator
         Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; nd

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 23, 2003               By: /s/  William A. Bassett
      --------------                   ----------------------------------------
                                            William A. Bassett, President
                                            and Principal Executive Officer

I, Michael K. Solomon, Treasurer, certify that:

1.       I have reviewed this annual report on Form 10-K of Decorator
         Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal cont ls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 23, 2003               By: /s/  Michael K. Solomon
      --------------------             -------------------------------------
                                            Michael K. Solomon, Treasurer and
                                            Principal Financial Officer

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
 and Stockholders of
DECORATOR INDUSTRIES, INC.

         We have audited the accompanying balance sheets of Decorator Industries, Inc. (a Pennsylvania corporation) as of December 28, 2002 and December 29, 2001 and the related statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decorator Industries, Inc. as of December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                              LOUIS PLUNG & COMPANY, LLP
                                              Certified Public Accountants






Pittsburgh, Pennsylvania
February 26, 2003 (March 20, 2003 as to Note 9)

                           DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEETS


         ASSETS                                                      December 28,   December 29,
                                                                         2002          2001
                                                                         ----          ----
Current Assets:
      Cash and Cash Equivalents                                       $ 2,117,762   $ 2,319,568
      Accounts Receivable, less allowance for
         doubtful accounts ($202,933 and $221,462)                      3,414,629     3,525,377
      Inventories                                                       4,388,070     3,789,665
      Other Current Assets                                                419,620       327,784
                                                                      -----------   -----------
Total Current Assets                                                   10,340,081     9,962,394
                                                                      -----------   -----------

Property and Equipment
      Land, Buildings & Improvements                                    5,043,458     4,240,777
      Machinery, Equipment, Furniture & Fixtures                        5,585,401     5,212,066
                                                                      -----------   -----------
Total Property and Equipment                                           10,628,859     9,452,843
      Less: Accumulated Depreciation and Amortization                   4,640,040     4,045,789
                                                                      -----------   -----------
Net Property and Equipment                                              5,988,819     5,407,054
                                                                      -----------   -----------

Goodwill, less accumulated Amortization of $1,348,569                   2,731,717     2,731,717
Other Assets                                                              419,517       264,351
                                                                      -----------   -----------

Total Assets                                                          $19,480,134   $18,365,516
                                                                      ===========   ===========


         LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts Payable                                                $ 2,059,871   $ 2,102,730
      Current Maturities of Long-term Debt                                126,750       105,441
      Accrued Expenses:
         Income taxes                                                        --          39,518
         Compensation                                                     856,786       764,305
         Other                                                          1,105,646       876,327
                                                                      -----------   -----------
Total Current Liabilities                                               4,149,053     3,888,321
                                                                      -----------   -----------

Long-Term Debt                                                          1,477,973     1,604,245
Deferred Income Taxes                                                     505,000       409,000
                                                                      -----------   -----------
Total Liabilities                                                       6,132,026     5,901,566
                                                                      -----------   -----------

Stockholders' Equity
      Common Stock $.20 par value: Authorized shares, 10,000,000;
         Issued shares, 4,485,635                                         897,127       897,127
      Paid-in Capital                                                   1,425,826     1,425,437
      Retained Earnings                                                19,349,984    18,300,698
                                                                      -----------   -----------
                                                                       21,672,937    20,623,262
      Less: Treasury stock, at cost: 1,694,856 and 1,669,948 shares     8,324,829     8,159,312
                                                                      -----------   -----------
Total Stockholders' Equity                                             13,348,108    12,463,950
                                                                      -----------   -----------
Total Liabilities and Stockholders' Equity                            $19,480,134   $18,365,516
                                                                      ===========   ===========

                           DECORATOR INDUSTRIES, INC.
                             STATEMENTS OF EARNINGS

                                                                    For the Fiscal Year
                                                                    -------------------
                                                            2002           2001             2000
                                                            ----           ----             ----

Net Sales                                              $ 38,641,605    $ 34,782,121    $ 42,609,584
Cost of Products Sold                                    30,281,017      27,231,533      33,906,006
                                                       ------------    ------------    ------------
Gross Profit                                              8,360,588       7,550,588       8,703,578

Selling and Administrative Expenses                       6,082,189       6,092,740       6,987,203
                                                       ------------    ------------    ------------
Operating Income                                          2,278,399       1,457,848       1,716,375

Other Income (Expense)
      Interest and Investment Income                         56,394          49,104          55,899
      Interest Expense                                      (31,414)        (64,391)       (114,162)
                                                       ------------    ------------    ------------
Earnings Before Income Taxes                              2,303,379       1,442,561       1,658,112
Provision for Income Taxes                                  919,000         581,000         621,000
                                                       ------------    ------------    ------------

Income from Continuing Operations                         1,384,379         861,561       1,037,112

Loss from Discontinued Operations, net of income tax
      benefit of $93,000                                       --              --          (152,433)
Loss on Disposal of Discontinued Operations, net of
      income tax benefit of $460,000                           --              --          (751,481)
                                                       ------------    ------------    ------------

Net Income                                             $  1,384,379    $    861,561    $    133,198
                                                       ============    ============    ============

EARNINGS PER SHARE
      Continuing Operations                            $       0.49    $       0.31    $       0.34
                                                       ============    ============    ============

      Basic                                            $       0.49    $       0.31    $       0.04
                                                       ============    ============    ============

      Diluted                                          $       0.49    $       0.31    $       0.04
                                                       ============    ============    ============

Weighted Average Number of Shares Outstanding
      Basic                                               2,793,781       2,812,882       3,041,364
      Diluted                                             2,830,307       2,820,777       3,077,260



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                     COMMON        PAID-IN       RETAINED        TREASURY
                                     STOCK         CAPITAL       EARNINGS          STOCK           TOTAL
                                     -----         -------       --------          -----           -----
Balance at
January 1, 2000                 $    881,766   $  1,427,788    $ 18,368,158    $ (6,312,743)   $ 14,364,969

Transactions for 2000
    Net profit                          --             --           133,198            --           133,198
    Issuance of stock for
       Exercise of options             7,233         14,227            --              --            21,460
    Issuance of stock for
       Directors compensation           --             (360)           --            40,360          40,000
    Purchase of Common
       Stock for treasury               --             --              --        (1,856,253)     (1,856,253)
    Dividends paid                      --             --          (723,895)           --          (723,895)
                                ------------   ------------    ------------    ------------    ------------

Balance at
December 30, 2000               $    888,999   $  1,441,655    $ 17,777,461    $ (8,128,636)   $ 11,979,479

Transactions for 2001
    Net profit                          --             --           861,561            --           861,561
    Issuance of stock for
       Exercise of options             7,833         14,491            --              --            22,324
    Issuance of stock for
       Directors compensation           --          (30,414)           --            72,973          42,559
    Purchase of Common
       Stock for treasury               --             --              --          (103,649)       (103,649)
    Dividends paid                      --             --          (338,324)           --          (338,324)
    Conversion of $.10 par
       value shares to $.20
       par value shares                  295           (295)           --              --                 0
                                ------------   ------------    ------------    ------------    ------------

Balance at
December 29, 2001               $    897,127   $  1,425,437    $ 18,300,698    $ (8,159,312)   $ 12,463,950

Transactions for 2002
    Net profit                          --             --         1,384,379            --         1,384,379
    Issuance of stock for
       Directors compensation           --              389            --            44,859          45,248
    Purchase of Common
       Stock for treasury               --             --              --          (210,376)       (210,376)
    Dividends paid                      --             --          (335,093)           --          (335,093)
                                ------------   ------------    ------------    ------------    ------------

Balance at
December 28, 2002               $    897,127   $  1,425,826    $ 19,349,984    $ (8,324,829)   $ 13,348,108
                                ============   ============    ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                  For the Fiscal Year
                                                                  -------------------
                                                           2002           2001          2000
                                                           ----           ----          ----

Cash Flows From Operating Activities:
     Net Income                                        $ 1,384,379    $   861,561    $   133,198
     Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities
        Depreciation and Amortization                      680,908        761,563        752,672
        Write-off of goodwill                                 --             --          705,976
        Provision for Losses on Accounts Receivable         52,500        155,864        168,709
        Deferred Taxes                                     126,000        154,000       (151,000)
        Loss on Disposal of Assets                          18,226        103,428          7,868
     Increase (Decrease) from Changes in:
        Accounts Receivable                                 58,248       (186,566)        62,171
        Short-term Investments                                --             --        1,455,796
        Inventories                                       (598,405)     1,413,575        536,063
        Prepaid Expenses                                    20,162        506,350       (411,876)
        Other Assets                                      (155,166)        (8,786)       157,271
        Accounts Payable                                   (42,859)      (290,274)      (707,677)
        Accrued Expenses                                   140,284       (620,427)       374,745
                                                       -----------    -----------    -----------
Net Cash Provided by Operating Activities                1,684,277      2,850,288      3,083,916
                                                       -----------    -----------    -----------

Cash Flows From Investing Activities:
     Capital Expenditures                               (1,290,149)      (442,772)      (631,064)
     Proceeds from Property Dispositions                     9,250         85,963          2,539
     Deferred Purchase Price Payments                         --             --           (9,498)
                                                       -----------    -----------    -----------
Net Cash Used in Investing Activities                   (1,280,899)      (356,809)      (638,023)
                                                       -----------    -----------    -----------

Cash Flows From Financing Activities:
     Long-term Debt Payments                              (104,963)      (104,640)      (103,714)
     Dividend Payments                                    (335,093)      (338,324)      (723,895)
     Proceeds from Exercise of Stock Options                  --           22,324         21,460
     Issuance of Stock for Directors Trust                  45,248         42,559         40,000
     Purchase of Common Stock for Treasury                (210,376)      (103,649)    (1,856,253)
                                                       -----------    -----------    -----------
Net Cash Used in Financing Activities                     (605,184)      (481,730)    (2,622,402)

Net (Decrease) Increase in Cash and Cash Equivalents      (201,806)     2,011,749       (176,509)
Cash and Cash Equivalents at Beginning of Year           2,319,568        307,819        484,328
                                                       -----------    -----------    -----------

Cash and Cash Equivalents at End of Period             $ 2,117,762    $ 2,319,568    $   307,819
                                                       ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
     Cash Paid for:
        Interest                                       $    32,150    $    63,362    $    92,340
        Income Taxes                                   $   987,323    $   347,180    $   685,345


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

         Fiscal Year
         -----------

         The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in every sixth year containing 53 weeks. Fiscal year 2002 was a 52-week period ending December 28, 2002; 2001 was a 52-week period ending December 29, 2001; and 2000 was a 52-week period ending December 30, 2000.

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

         Excess of Cost over Net Assets Acquired
         ---------------------------------------

         The excess of investment costs over the fair value of net assets related to the acquisitions of Haleyville Manufacturing (1973), Liberia Manufacturing (1985) and Specialty Windows (1997) was being amortized over a period of 40 years. Amortization of $104,589 was charged to income during fiscal year ended December 29, 2001, and $116,182 in fiscal year ended December 30, 2000. For the year ended December 30, 2000 management wrote off $140,495 of excess cost related to Paragon Interiors (1995) and $565,481 related to Southern Interiors (1997). (See Note 13 (a)).

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" the Company no longer amortizes goodwill. Accordingly, no goodwill was amortized in 2002. Starting in 2002 the Company was required to evaluate the remaining goodwill of $2,731,717 for possible impairment. Management has evaluated the goodwill as of December 28, 2002 and determined that no impairment exists.

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

         Cash and cash equivalents consist of the following:

                                               2002           2001
                                               ----           ----
         General Funds                     $  (111,262)   $  (224,743)
         Overnight repurchase agreements     2,229,024      2,544,311
                                           -----------    -----------
                                           $ 2,117,762    $ 2,319,568
                                           ===========    ===========

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

         Credit Risk
         -----------

         The Company sells to three distinct markets, Original Equipment Manufacturers ("OEM's") of manufactured housing, OEM's of recreational vehicles, and to the hospitality industry. To the extent that economic conditions might severely impact these markets, the Company could suffer an abnormal credit loss.

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

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Fair Value of Financial Instruments
         -----------------------------------

         Marketable securities are carried at fair value. A gain of $434 is included in income for the year ended December 28, 2002 compared to a gain of $6,178 for the year ended December 29, 2001. All other financial instruments are carried at amounts believed to approximate fair value.

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

         Recent Accounting Developments
         ------------------------------

         The following Statements of Financial Accounting Standards (SFAS) were issued by the Financial Accounting Standards Board.

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", issued April 2002, will have no effect on the Company.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", issued June 2002, requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and will not have a material effect on the Company.

         SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", issued October 2002, will have no effect on the Company.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------


         SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" issued in December 2002, amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The Company will continue to apply stock-based compensation in the method prescribed by APB opinion 25, and does not expect SFAS No. 148 to have a material effect on the Company.


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

         As of May 12, 1997, the Company acquired the business and certain assets of Southern Interiors, Inc. for $844,313 and future consideration, not to exceed $500,000, based on Southern's sales over the three years ending July 1, 2000. Southern was located in Memphis, Tennessee and manufactured draperies for the hospitality market from fabric supplied by its customers, largely hotel design and supply firms. During the second quarter of 2000, the Company disposed of this operation and wrote off the remaining goodwill of $565,481 from this acquisition. (See note 13(a))

         These acquisitions have been included in the consolidated financial statements from the dates of acquisition. They have been accounted for as a purchase. In each case, the purchase price has been allocated to the underlying assets based upon their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired ("goodwill") is $1,965,743 for the Specialty acquisition, which was being amortized over 40 years. In accordance with SFAS 142, effective December 30, 2001 the Company no longer amortizes goodwill, but will test it for impairment annually.

         The cash payment for deferred purchase price of $9,498 in 2000 represents the additional consideration paid for the acquisition of Southern Interiors.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(3)      INVENTORIES
         -----------

         Inventories consisted of the following classifications:

                                               2002         2001
                                               ----         ----
             Raw materials & supplies      $3,944,768   $3,475,824
             In process & finished goods      443,302      313,841
                                           ----------   ----------
                                           $4,388,070   $3,789,665
                                           ==========   ==========


(4)      LEASES
         ------

         The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the Company bears the cost of maintenance and repairs and other operating expenses. Rent expense was $470,697 in 2002, $516,748 in 2001 and $536,987 in 2000.

         Commitments under these leases extend through October 2007 and are as follows:

                              2003              $316,374
                              2004              $165,912
                              2005              $ 98,272
                              2006              $ 83,449
                              2007              $ 20,874


(5)      COMMITMENTS
         -----------

         The Company has a commitment under an employment and non-compete agreement entered into with an individual in a current management position. The commitment under this agreement is payable $214,200 in 2003 and $107,100 in 2004.

(6)      SIGNIFICANT CUSTOMERS
         ---------------------

         Sales to Fleetwood Enterprises accounted for 23.8%, 18.9% and 22.7% of Company sales in 2002, 2001 and 2000, respectively. Fleetwood operates in the manufactured housing and recreational vehicle industries. Sales to Champion Enterprises accounted for 8.4%, 12.0% and 11.4% of Company sales in 2002, 2001 and 2000, respectively. Champion operates solely in the manufactured housing industry.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


 (7)     LONG TERM-DEBT AND CREDIT ARRANGEMENTS
         --------------------------------------

         Long-term debt consists of the following:

                                                                             2002         2001
                                                                             ----         ----
Note payable in monthly payments of $2,088 through August 2007 at 4% interest.  This note is secured by the first mortgage on
the Bloomsburg, PA building                                              $  104,336   $  124,686

Bond payable in monthly installments through November 2008.  The interest rate is variable and is currently less than 2%.  This bond is
secured by the Company's Bloomsburg, PA property                            225,387      250,000

Bond payable in quarterly installments through March 2014.  The interest rate is variable and is currently less than 2%.  This bond is secured by the Company's Goshen, IN property
                                                                          1,275,000    1,335,000
                                                                         ----------   ----------
                                                                          1,604,723    1,709,686
Less amount due within one year                                             126,750      105,441
                                                                         ----------   ----------
                                                                         $1,477,973   $1,604,245
                                                                         ==========   ==========



         The principal payments on long-term debt for the five years subsequent to December 28, 2002 are as follows:


                          2003                 $ 126,750
                          2004                 $ 127,140
                          2005                 $ 128,042
                          2006                 $ 168,981
                          2007                 $ 163,810
                    Thereafter                 $ 890,000


         On April 19, 2000 the Company signed an agreement for a $5,000,000 revolving line of credit. The maximum borrowed under this agreement during 2002 was $80,000 and there were no outstanding borrowings at December 28, 2002. This agreement contains certain financial covenants. The Company was in compliance with these covenants at December 28, 2002.

(8)      EMPLOYEE BENEFIT PLANS
         ----------------------

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed 1 year of employment. Eligible employees may contribute up to 15% of their earnings with a maximum of $11,000 for 2002 based on the Internal Revenue Service annual contribution limit. The Company will match 25% of the first 4% of the employee's contributions up to 1% of each employee's earnings. Contributions are invested at the direction of the employee to one or more funds. Company contributions begin to vest after two years, with 100% vesting after five years. Company contributions to the plan were $44,276 in 2002, $ 47,068 in 2001, and $53,261 in 2000.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(9)      STOCK OPTIONS
         -------------

         At December 28, 2002, the Company had options outstanding under two fixed stock option plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two fixed stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               2002                 2001               2000
                                                               ----                 ----               ----
        Pro forma net income (loss)                         $1,291,210            $782,660           $(21,147)
        Pro forma earnings (loss) per share:
            Basic                                              $0.46               $0.28              $(0.01)
            Diluted                                            $0.46               $0.28              $(0.01)

         During the initial phase-in period of SFAS No. 123 the pro forma disclosure may not be representative of the impact on the net income in future years.

         Under the 1984 Incentive Stock Option Plan, which expired in 1994, the Company granted options to its employees for 804,976 shares (as adjusted for stock splits). Under the 1995 Incentive Stock Option Plan, the Company may grant options to its key employees for up to 520,830 (as adjusted for stock splits) shares of Common Stock. Under both plans, the exercise price of the option equals the fair market price of the Company's stock on the date of the grant and an option's maximum term is 10 years. Under the 1995 Incentive Stock Option Plan options for 260,410 (as adjusted for stock splits) shares were granted in 1996, options for 7,813 (as adjusted for stock splits) shares were granted in 1997, options for 168,750 (as adjusted for stock splits) shares were granted in 1998 and options for 98,250 shares were granted in 1999. The options granted in 1997 and 1996 vest 20% each year starting with the date of the grant. The options granted in 1999 and 1998, and the 15,000 new options granted in 2002, vest 20% each year beginning at the end of the first year. The 166,250 exchanged options granted in 2002 vest 60% at the date of grant, and 20% each at the end of the first and second year.

         The option grants for each year were calculated using the following assumptions:

   Year of             Valuation            Dividend       Expected      Risk-free        Expected
    Grant               Method               Yield        Volatility    Interest rate       Life
--------------   -----------------------  -------------  ------------- ---------------  ------------
         1996    Flexible Binomial                3.6%          40.6%            6.4%           3.7 years
         1997    Flexible Binomial                3.6%          40.6%            6.4%           3.7 years
         1998    Black-Scholes                    2.6%          47.7%            5.6%           5.0 years
         1999    Black-Scholes                    2.5%          42.8%            5.8%           5.0 years
         2002    Black-Scholes                    2.3%          41.2%            3.6%          10.0 years

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(9)      STOCK OPTIONS (CONTINUED)
         -------------------------

         A summary of the status of the Company's outstanding stock options as of December 28, 2002, December 29, 2001 and December 30, 2000, and changes during the years ending on those dates is presented below:

                                                    2002                          2001                           2000
                                                    ----                          ----                           ----
                                                         Exercise                     Exercise                          Exercise
                                          Shares (1)     Price (2)      Shares (1)    Price (2)        Shares (1)       Price (2)
                                         -------------  ------------   ------------- ------------    ----------------  ------------

Outstanding at beginning of year              502,386         $6.18         568,801        $5.87             619,717         $5.03
Granted                                       181,250         $5.86              --           --                  --            --
Excercised                                         --            --         (39,165)       $0.57             (36,166)        $0.59
Forfeited/Cancelled                          (207,500)        $7.76         (27,250)       $7.73             (14,750)        $7.43
                                         ------------                  ------------                  ---------------

Outstanding at year-end                       476,136         $5.37         502,386        $6.18             568,801         $5.87

Options excercisable at year-end              390,136                       398,636                          397,939
Weighted average fair value of
  options granted during the year              $2.45                            --                               --



         The following information applies to fixed stock options outstanding at December 28, 2002:

                  Number outstanding (1)                         476,136
                  Range of exercise prices                       $4.80 to $8.10
                  Weighted-average exercise price                $5.37
                  Weighted-average remaining contractual life    5.75 years
         -----------------------

         (1) As adjusted for the five-for-four stock splits in June 1997 and July 1998.
         (2)      Based on the weighted-average exercise price.


         On February 22, 2002 the Company made an offer to exchange outstanding options to purchase shares of the Company's Common Stock with an exercise price greater than or equal to $7.00 per share for new options which will be granted under the 1995 Plan. The offer expired on March 22, 2002 and the Company received tenders of options for 207,500 shares. The tendered options were cancelled on March 23, 2002. In keeping with the Company's normal compensation practices, the actual number of shares for which each new option will be granted has been determined with respect to each employee individually. Subject to the terms and conditions of the offer, the Company granted the new options on October 9, 2002. The Company granted options for an aggregate of 166,250 shares in exchange for the tendered options that were cancelled on March 23, 2002. The new options have an exercise price equal to the fair market value of the Common Stock on the date of grant.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(10)     INCOME TAXES
         ------------

         A summary of income taxes is as follows:

                                                    2002                 2001                 2000
                                                    ----                 ----                 ----
         Current:
             Federal                             $ 649,000           $ 344,000             $ 207,000
             State                                 144,000              83,000                12,000
         Deferred                                  126,000             154,000              (151,000)
                                                 ---------           ---------             ---------

         Total                                   $ 919,000           $ 581,000             $  68,000
                                                 =========           =========             =========


         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax liability relate to the following:

                                                                        2002                  2001
                                                                        ----                  ----

         Depreciation                                                $ 402,000             $ 357,000
         Amortization                                                  192,000               135,000
         Inventories, due to additonal cost
             recorded for income tax purposes                          (14,000)              (16,000)
         Accounts receivable, due to allowance
             for doubtful accounts                                     (79,000)              (84,000)
         Directors' Trust                                              (89,000)              (82,000)
         Accrued liabilities, due to expenses not yet
             deuctible for income tax purposes                         (46,000)              (71,000)
                                                                     ---------             ---------

                                                                     $ 366,000             $ 239,000
                                                                     =========             =========

         The net deferred income tax liability is presented in the balance sheets as follows:

                                                      2002              2001
                                                      ----              ----
        Current Asset                               $140,000          $170,000
        Long-term Liability                          505,000           409,000

         The effective income tax rate varied from the statutory Federal tax rate as follows:



                                                      2002              2001              2000
                                                      ----              ----              ----
        Federal statutory rate                        34.0%             34.0%             34.0%
        State income taxes, net of
            federal income tax benefit                 4.3               4.7               4.3
        Other                                          1.6               1.6              (4.5)
                                                      ----              ----              ----
        Effective income tax rate                     39.9%             40.3%             33.8%
                                                      ====              ====              ====

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(11)    EARNINGS PER SHARE
        ------------------

         In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                      2002         2001        2000
                                      ----         ----        ----
Numerator:
    Net income                    $1,384,379   $  861,561   $  133,198
                                  ==========   ==========   ==========

Denominator
    Weighted-average number of
      Common Shares outstanding    2,793,781    2,812,882    3,041,364
    Dilutive effect of stock
      options on net income           36,526        7,895       35,896
                                  ----------   ----------   ----------

                                   2,830,307    2,820,777    3,077,260
                                  ==========   ==========   ==========

Diluted earnings per share        $     0.49   $     0.31   $     0.04
                                  ==========   ==========   ==========

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(12)     QUARTERLY FINANCIAL INFORMATION
         -------------------------------

                                                    First         Second         Third         Fourth
                                                   Quarter        Quarter       Quarter        Quarter       Year
                                                   -------        -------       -------        -------       ----

2002
----
Net Sales                                        $ 8,918,133    $10,363,395   $ 9,971,156   $ 9,388,921   $38,641,605
Gross Profit                                     $ 1,904,734    $ 2,446,123   $ 2,115,625   $ 1,894,106   $ 8,360,588
Net Earnings                                     $   305,141    $   509,022   $   343,637   $   226,579   $ 1,384,379
Earnings Per
Common Share:
     Basic                                       $      0.11    $      0.18   $      0.12   $      0.08   $      0.49
     Diluted                                     $      0.11    $      0.18   $      0.12   $      0.08   $      0.49
Average Common
Shares Outstanding:
     Basic                                         2,812,826      2,787,800     2,786,142     2,788,355     2,793,781
     Diluted                                       2,820,594      2,845,348     2,836,547     2,818,737     2,830,307

                                                    First         Second         Third         Fourth
                                                   Quarter        Quarter       Quarter        Quarter       Year
                                                   -------        -------       -------        -------       ----
2001
----
Net Sales                                        $ 8,052,955    $ 9,475,661   $ 9,205,017   $ 8,048,488   $34,782,121
Gross Profit                                     $ 1,465,571    $ 2,095,460   $ 2,058,007   $ 1,931,550   $ 7,550,588
Net Earnings                                     $   (68,734)   $   305,774   $   372,529   $   251,992   $   861,561
Earnings Per
Common Share:
     Basic                                       $     (0.02)   $      0.10   $      0.14   $      0.09   $      0.31
     Diluted                                     $     (0.02)   $      0.10   $      0.14   $      0.09   $      0.31
Average Common
Shares Outstanding:
     Basic                                         2,793,772      2,809,155     2,832,593     2,815,785     2,812,882
     Diluted                                       2,825,352      2,809,155     2,832,593     2,815,785     2,820,777


                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------




The Board of  Directors
  and Stockholders of
DECORATOR INDUSTRIES, INC.



         The audit referred to in our opinion dated February 26, 2003, (March 20, 2003 as to Note 9), on the financial statements as of December 28, 2002 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in Item 15 (a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.





                                        LOUIS PLUNG & COMPANY, LLP
                                        Certified Public Accountants







Pittsburgh, Pennsylvania
February 26, 2003 (March 20, 2003 as to Note 9)

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

DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

              2002                   $221,462          $52,500            $0         $71,029 (A)           $ 202,933

              2001                   $144,395         $155,864            $0         $78,797 (A)           $ 221,462

              2000                   $158,996         $168,709            $0        $183,310 (A)           $ 144,395

(A) Write-off bad debts