Form 10-Q
period 2003-03-29
DECORATOR INDUSTRIES INC
filed 2003-05-12
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2003

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

                                 Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ]  No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Title of each class                           Outstanding at May 12, 2003
       -------------------                           ---------------------------
Common Stock, Par Value $.20 Per Share                        2,792,878

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
-------   ---------------------

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

            ASSETS                                                       March 29,     December 28,
            ------                                                         2003            2002
                                                                       -----------     -----------
                                                                       (UNAUDITED)
CURRENT ASSETS:
     Cash and Cash Equivalents                                         $ 2,125,163     $ 2,117,762
     Accounts Receivable, less allowance for
        doubtful accounts ($214,012 and $202,933)                        3,995,744       3,414,629
     Inventories                                                         3,758,607       4,388,070
     Other Current Assets                                                  297,433         419,620
                                                                       -----------     -----------
TOTAL CURRENT ASSETS                                                    10,176,947      10,340,081
                                                                       -----------     -----------

Property and Equipment
     Land, Buildings & Improvements                                      5,045,858       5,043,458
     Machinery, Equipment, Furniture & Fixtures                          5,610,900       5,585,401
                                                                       -----------     -----------
Total Property and Equipment                                            10,656,758      10,628,859
     Less: Accumulated Depreciation and Amortization                     4,800,138       4,640,040
                                                                       -----------     -----------
Net Property and Equipment                                               5,856,620       5,988,819
                                                                       -----------     -----------

Goodwill, less accumulated Amortization of $1,348,569                    2,731,717       2,731,717
Other Assets                                                               547,533         419,517
                                                                       -----------     -----------

TOTAL ASSETS                                                           $19,312,817     $19,480,134
                                                                       ===========     ===========

            LIABILITIES & STOCKHOLDERS' EQUITY
            ----------------------------------

CURRENT LIABILITIES:
     Accounts Payable                                                  $ 2,167,532     $ 2,059,871
     Current Maturities of Long-term Debt                                  127,123         126,750
     Accrued Expenses:
        Income taxes                                                        43,910              --
        Compensation                                                       631,879         856,786
        Other                                                              890,715       1,105,646
                                                                       -----------     -----------
TOTAL CURRENT LIABILITIES                                                3,861,159       4,149,053
                                                                       -----------     -----------

Long-Term Debt                                                           1,446,187       1,477,973
Deferred Income Taxes                                                      507,000         505,000
                                                                       -----------     -----------
TOTAL LIABILITIES                                                        5,814,346       6,132,026
                                                                       -----------     -----------

Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,485,635                                           897,127         897,127
     Paid-in Capital                                                     1,425,983       1,425,826
     Retained Earnings                                                  19,490,347      19,349,984
                                                                       -----------     -----------
                                                                        21,813,457      21,672,937
     Less: Treasury stock, at cost: 1,692,852 and 1,694,856 shares       8,314,986       8,324,829
                                                                       -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                              13,498,471      13,348,108
                                                                       -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $19,312,817     $19,480,134
                                                                       ===========     ===========


    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                           For the Thirteen Weeks Ended
                                                           ----------------------------
                                                     March 29, 2003             March 30, 2002
                                                     --------------             --------------
Net Sales                                       $ 9,779,753     100.00%      $ 8,918,133     100.00%
Cost of Products Sold                             7,709,701      78.83%        7,013,399      78.64%
                                                -----------                  -----------
Gross Profit                                      2,070,052      21.17%        1,904,734      21.36%

Selling and Administrative Expenses               1,560,724      15.96%        1,404,517      15.75%
                                                -----------                  -----------
Operating Income                                    509,328       5.21%          500,217       5.61%

Other Income (Expense)
     Interest and Investment Income                   9,481       0.10%           12,694       0.14%
     Interest Expense                                (3,934)     -0.04%           (7,770)     -0.09%
                                                -----------                  -----------
Earnings Before Income Taxes                        514,875       5.27%          505,141       5.66%
Provision for Income Taxes                          207,000       2.12%          200,000       2.24%
                                                -----------                  -----------

NET INCOME                                      $   307,875       3.15%      $   305,141       3.42%
                                                ===========                  ===========


EARNINGS PER SHARE
   BASIC                                       $       0.11                  $      0.11
                                                ===========                  ===========

   DILUTED                                     $     $ 0.11                  $      0.11
                                                ===========                  ===========

Weighted Average Number of Shares Outstanding
            Basic                                 2,791,226                    2,812,826
            Diluted                               2,807,647                    2,820,594


    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the Thirteen Weeks Ended
                                                       ----------------------------
                                                     March 29, 2003    March 30, 2002
                                                     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                          $   307,875      $   305,141
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
      Depreciation and Amortization                        176,311          159,165
      Provision for Losses on Accounts Receivable           10,000           12,500
      Deferred Taxes                                        (4,000)          22,000
      Loss on Disposal of Assets                             9,119               --
   Increase (Decrease) from Changes in:
      Accounts Receivable                                 (591,116)         (19,404)
      Inventories                                          629,463          176,770
      Prepaid Expenses                                     (13,811)         (29,383)
      Other Assets                                        (128,016)         (31,060)
      Accounts Payable                                     107,661          303,279
      Accrued Expenses                                    (337,715)        (136,319)
                                                       -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  165,771          762,689
                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                    (53,231)         (32,532)
                                                       -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                      (53,231)         (32,532)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                 (31,413)         (26,165)
   Dividend Payments                                       (83,726)         (84,355)
   Issuance of Stock for Directors Trust                    10,000           10,000
   Purchase of Common Stock for Treasury                        --          (58,524)
                                                       -----------      -----------
NET CASH USED IN FINANCING ACTIVITIES                     (105,139)        (159,044)

Net Increase in Cash and Cash Equivalents                    7,401          571,113
Cash and Cash Equivalents at Beginning of Year           2,117,762        2,319,568
                                                       -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 2,125,163      $ 2,890,681
                                                       ===========      ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                         $     6,289      $     7,873
      Income Taxes                                     $    25,091      $    68,721



Supplemental schedule of noncash activities:

During the First Quarter of 2003, the Company declared cash dividends of $83,726, paid on March 14, 2003; and $83,786, which will be paid on June 13, 2003. The dividend payable on June 13, 2003 is included in Accrued Expenses:
Other in the accompanying Balance Sheet as of March 29, 2003.


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             THIRTEEN WEEKS ENDED MARCH 29, 2003 AND MARCH 30, 2002
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 29, 2003, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended March 29, 2003 and March 30, 2002.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 28, 2002. The results of operations for the thirteen week periods ended March 29, 2003 and March 30, 2002 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES
         -----------

         Inventories at March 29, 2003 and December 28, 2002 consisted of the following:

                                             March 29, 2003   December 28, 2002
                                             --------------   -----------------
         Raw Material and supplies                  $3,281,188       $3,944,768
         In Process and Finished Goods                 477,419          443,302
                                                    ----------       ----------
         Total Inventory                            $3,758,607       $4,388,070
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

                                               For the Thirteen Weeks Ended
                                              March 29, 2003  March 30, 2002
                                              --------------  --------------
         Numerator:
            Net income                          $  307,875     $  305,141
                                                ==========     ==========
         Denominator:
            Weighted-average number of
                common shares outstanding        2,791,226      2,812,826

            Dilutive effect of
                stock options on net income         16,421          7,768
                                                ----------     ----------

                                                 2,807,647      2,820,594
                                                ==========     ==========

            Diluted earnings per share:         $     0.11     $     0.11
                                                ==========     ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
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

FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the First Quarter 2003.

                                          March 29, 2003      December 28, 2002
                                          --------------      -----------------
      Current Ratio                           2.64                  2.49
      Quick Ratio                             1.66                  1.43
      LT Debt to Total Capital               9.68%                 9.97%
      Working Capital                      $6,315,788            $6,191,028

Days sales outstanding in accounts receivable were 36.3 days at March 29, 2003 compared to 32.3 days at December 28, 2002, and net accounts receivable increased by 17.0%. Inventories decreased by 14.3% during the quarter.

Management does not foresee any events which will adversely affect its liquidity during 2003. At the quarter end, the Company had no borrowings against its $5,000,000 revolving line of credit. With the available borrowing capacity and the Company's cash balances, the financial condition is more than adequate to finance internal growth and the acquisitions of businesses.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations. (continued)
         ----------------------------------

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statements of Earnings:

                                                 First                 First
                                                Quarter               Quarter
                                                  2003                 2002
                                                  ----                 ----
                  Earnings Ratios
                  ---------------
       Net sales                                 100.0%               100.0%
       Cost of products sold                      78.8                 78.6

       Selling and administrative                 16.0                 15.8
       Interest and investment income             (0.1)                (0.1)
       Interest expense                            0.0                  0.1
       Income taxes                                2.1                  2.2
       Net earnings                                3.2                  3.4


THIRTEEN WEEK PERIOD ENDED MARCH 29, 2003, (FIRST QUARTER 2003) COMPARED TO THIRTEEN WEEK PERIOD ENDED MARCH 30, 2002, (FIRST QUARTER 2002)
---------------------------------------------------------------

Net sales for the First Quarter 2003 were $9,779,753, compared to $8,918,133 for the same period in the previous year, a 9.7% increase. The Company experienced increased sales in the recreational vehicle and hospitality markets, while sales decreased in the manufactured housing market.

Cost of products sold increased to 78.8% in the First Quarter 2003 compared to 78.6% a year ago. A somewhat negative impact from product mix was mostly offset by fixed expenses being spread over higher volumes.

Selling and administrative expenses were $1,560,724 in the First Quarter 2003 versus $1,404,517 in the First Quarter 2002. This increase resulted from higher accruals for performance bonuses, higher commissions from increased hospitality sales, and charges related to the ongoing implementation of an Enterprise-Resource-Planning system.

Interest expense decreased to $3,934 in the First Quarter 2003 from $7,770 in the First Quarter 2002 because of reduced borrowings and lower interest rates.

Net income increased to $307,875 in the First Quarter of 2003 compared to $305,141 in the First Quarter of 2002. This increase is largely the result of increased sales, partially offset by increased administrative expenses.

Item 4.  Controls and Procedures.
-------  ------------------------

(a)      The Company's Chief Executive Officer (CEO) and Chief Financial Officer
         (CFO) have reviewed the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the date of this report. These officers have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the financial statements has been disclosed.

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


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------


         (a) Exhibits:

                  99.1 - Certification of President

                  99.2 - Certification of Treasurer

                  99.3 - Certificate required by 18 U.S.C.ss.1350.


         (b) No reports on Form 8-K were filed by the Company during the quarterly period ended March 29, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DECORATOR INDUSTRIES, INC.
                                                         (Registrant)



          Date: May 12, 2003                     By: /s/  William A. Bassett
                                                     -------------------------
                                                 William A. Bassett, President


          Date: May 12, 2003                     By: /s/  Michael K. Solomon
                                                     -------------------------
                                                 Michael K. Solomon, Treasurer