Form 10-Q
period 2003-06-28
DECORATOR INDUSTRIES INC
filed 2003-08-11
CIK 27613

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2003

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

                                 Yes [ ]  No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Title of each class                         Outstanding at August 8, 2003
      -------------------                         -----------------------------
Common Stock, Par Value $.20 Per Share                    2,794,880

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
-------   ---------------------


                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

            ASSETS                                                     June 28,    December 28,
                                                                         2003         2002
                                                                     -----------   -----------
                                                                     (UNAUDITED)
CURRENT ASSETS:
     Cash and Cash Equivalents                                       $ 3,626,412   $ 2,117,762
     Accounts Receivable, less allowance for
        doubtful accounts ($223,869 and $202,933)                      4,341,699     3,414,629
     Inventories                                                       4,038,626     4,388,070
     Other Current Assets                                                306,006       419,620
                                                                     -----------   -----------
TOTAL CURRENT ASSETS                                                  12,312,743    10,340,081
                                                                     -----------   -----------

Property and Equipment
     Land, Buildings & Improvements                                    5,048,858     5,043,458
     Machinery, Equipment, Furniture & Fixtures                        5,855,754     5,585,401
                                                                     -----------   -----------
Total Property and Equipment                                          10,904,612    10,628,859
     Less: Accumulated Depreciation and Amortization                   4,880,568     4,640,040
                                                                     -----------   -----------
Net Property and Equipment                                             6,024,044     5,988,819
                                                                     -----------   -----------

Goodwill, less accumulated Amortization of $1,348,569                  2,731,717     2,731,717
Other Assets                                                             500,514       419,517
                                                                     -----------   -----------

TOTAL ASSETS                                                         $21,569,018   $19,480,134
                                                                     ===========   ===========


        LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                $ 3,077,945   $ 2,059,871
     Current Maturities of Long-term Debt                                170,109       126,750
     Accrued Expenses:
        Income taxes                                                     106,742            --
        Compensation                                                     757,038       856,786
        Other                                                            891,049     1,105,646
                                                                     -----------   -----------
TOTAL CURRENT LIABILITIES                                              5,002,883     4,149,053
                                                                     -----------   -----------

Long-Term Debt                                                         2,011,736     1,477,973
Deferred Income Taxes                                                    548,000       505,000
                                                                     -----------   -----------
TOTAL LIABILITIES                                                      7,562,619     6,132,026
                                                                     -----------   -----------

Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,485,728                                         897,146       897,127
     Paid-in Capital                                                   1,426,121     1,425,826
     Retained Earnings                                                19,988,275    19,349,984
                                                                     -----------   -----------
                                                                      22,311,542    21,672,937
     Less: Treasury stock, at cost: 1,690,848 and 1,694,856 shares     8,305,143     8,324,829
                                                                     -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                            14,006,399    13,348,108
                                                                     -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $21,569,018   $19,480,134
                                                                     ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                            For the Thirteen Weeks Ended                  For the Twenty-Six Weeks Ended
                                            ----------------------------                  ------------------------------
                                     June 28, 2003           June 29, 2002           June 28, 2003              June 29, 2002
                                     -------------           -------------           --------------             -------------
Net Sales                            $  10,767,015  100.00%  $  10,363,395  100.00%  $   20,546,768  100.00%  $  19,281,528  100.00%
Cost of Products Sold                    8,316,549   77.24%      7,917,272   76.40%      16,026,250   78.00%     14,930,671   77.44%
                                     -------------           -------------           --------------           -------------
Gross Profit                             2,450,466   22.76%      2,446,123   23.60%       4,520,518   22.00%      4,350,857   22.56%

Selling and Administrative Expenses      1,640,167   15.23%      1,607,431   15.51%       3,200,891   15.58%      3,011,949   15.62%
                                     -------------           -------------           --------------           -------------
Operating Income                           810,299    7.53%        838,692    8.09%       1,319,627    6.42%      1,338,908    6.94%

Other Income (Expense)
     Interest and Investment Income         14,254    0.13%         12,410    0.12%          23,735    0.12%         25,105    0.13%
     Interest Expense                       (1,625)  -0.02%         (7,080)  -0.07%          (5,559)  -0.03%        (14,850)  -0.08%
                                     -------------           -------------           --------------           -------------
Earnings Before Income Taxes               822,928    7.64%        844,022    8.14%       1,337,803    6.51%      1,349,163    7.00%
Provision for Income Taxes                 325,000    3.02%        335,000    3.23%         532,000    2.59%        535,000    2.77%
                                     -------------           -------------           --------------           -------------

NET INCOME                           $   $ 497,928    4.62%  $     509,022    4.91%  $      805,803    3.92%  $     814,163    4.22%
                                     =============           =============           ==============           =============


EARNINGS PER SHARE
     BASIC                           $        0.18           $        0.18           $         0.29           $        0.29
                                     =============           =============           ==============           =============

     DILUTED                         $        0.18           $        0.18           $         0.29           $        0.29
                                     =============           =============           ==============           =============

Weighted Average Number of
  Shares Outstanding
     Basic                               2,793,229               2,787,800                2,792,228               2,800,313
     Diluted                             2,796,524               2,845,348                2,802,086               2,832,971


    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the Twenty-six Weeks Ended
                                                       ------------------------------
                                                       June 28, 2003    June 29, 2002
                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                           $   805,803      $   814,163
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
      Depreciation and Amortization                         350,305          323,344
      Provision for Losses on Accounts Receivable            20,000           33,131
      Deferred Taxes                                         38,000           16,000
      Loss on Disposal of Assets                             10,767               19
   Increase (Decrease) from Changes in:
      Accounts Receivable                                  (947,070)        (817,817)
      Inventories                                           349,444         (426,897)
      Prepaid Expenses                                      (23,384)         (39,190)
      Other Assets                                          (80,997)          (1,858)
      Accounts Payable                                    1,018,074        1,379,826
      Accrued Expenses                                      (65,605)         333,342
                                                        -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 1,475,337        1,614,063
                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                    (397,197)        (384,302)
   Proceeds from Property Dispositions                          900              150
                                                        -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                      (396,297)        (384,152)
                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                  (62,878)         (52,381)
   Dividend Payments                                       (167,512)        (167,885)
   Issuance of Stock for Directors Trust                     20,000           20,000
   Proceeds on Debt from Building                           640,000               --
   Purchase of Common Stock for Treasury                         --         (210,376)
                                                        -----------      -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         429,610         (410,642)

Net Increase in Cash and Cash Equivalents                 1,508,650          819,269
Cash and Cash Equivalents at Beginning of Year            2,117,762        2,319,568
                                                        -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 3,626,412      $ 3,138,837
                                                        ===========      ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                          $    12,898      $    16,575
      Income Taxes                                      $   245,259      $   267,425


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             TWENTY-SIX WEEKS ENDED JUNE 28, 2003 AND JUNE 29, 2002
                                   (UNAUDITED)


NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 28, 2003, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended June 28, 2003 and June 29, 2002.


NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 28, 2002. The results of operations for the twenty-six week periods ended June 28, 2003 and June 29, 2002 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES
         -----------

         Inventories at June 28, 2003 and December 28, 2002 consisted of the following:

                                             June 28, 2003  December 28, 2002
                                             -------------  -----------------
         Raw Material and supplies             $3,593,742       $3,944,768
         In Process and Finished Goods            444,884          443,302
                                               ----------       ----------
         Total Inventory                       $4,038,626       $4,388,070
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

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             TWENTY-SIX WEEKS ENDED JUNE 28, 2003 AND JUNE 29, 2002
                                   (UNAUDITED)


                                             For the Thirteen Weeks Ended   For the Twenty-Six Weeks Ended
                                              June 28, 2003  June 29, 2002  June 28, 2003   June 29, 2002
                                              -------------  -------------  -------------   -------------
         Numerator:
            Net income                          $  497,928     $  509,022     $  805,803     $  814,163
                                                ==========     ==========     ==========     ==========
         Denominator:
            Weighted-average number of
                common shares outstanding        2,793,229      2,787,800      2,792,228      2,800,313

            Dilutive effect of
                stock options on net income          3,295         57,548          9,858         32,658
                                                ----------     ----------     ----------     ----------

                                                 2,796,524      2,845,348      2,802,086      2,832,971
                                                ==========     ==========     ==========     ==========

            Diluted earnings per share:         $     0.18     $     0.18     $     0.29     $     0.29
                                                ==========     ==========     ==========     ==========

NOTE 5.  COMMITMENTS
         -----------

         On July 29, 2003, the Company extended the employment agreement with its President (the "Employee") through December 31, 2007. As of January 1, 2008, the Employee shall be employed as a consultant for a period of five years terminating on December 31, 2012. For further information see Exhibit 10T.1 to this Form 10-Q.

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

FINANCIAL CONDITION
-------------------

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Second Quarter 2003.

                                      June 28, 2003           December 28, 2002
                                      --------------          -----------------
      Current Ratio                       2.46                       2.49
      Quick Ratio                         1.65                       1.43
      LT Debt to Total Capital           12.56%                     9.97%
      Working Capital                  $7,309,860                 $6,191,028

Days sales outstanding in accounts receivable were 35.8 days at June 28, 2003 compared to 37.1 days at June 29, 2002 At June 28, 2003, net accounts receivable increased by 0.7% and inventories decreased by 4.2% compared to the balance at June 29, 2002. Cash increased by $1,508,650 for the first half of fiscal 2003.

Management does not foresee any events which will adversely affect its liquidity during 2003. At the quarter end, the Company had no borrowings against its $5,000,000 revolving line of credit. During the quarter ended June 28, 2003, the Company received proceeds of $640,000 from a borrowing secured by a mortgage on its Elkhart, Indiana facility. The borrowing is at a fixed annual rate of 4.39%, with a 5 year term and a 15 year amortization. The proceeds are intended to finance an addition to this building. With the available borrowing capacity and the Company's cash balances, the financial condition is more than adequate to finance internal growth and the acquisitions of businesses.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations. (continued)
         ----------------------------------

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statements of Earnings:

                                                  Second        Second
                                                  Quarter       Quarter         YTD            YTD
                 Earnings Ratios                   2003          2002           2003           2002
                 ---------------                ------------  ------------   ------------   ------------
      Net sales                                   100.0%        100.0%         100.0%         100.0%
      Cost of products sold                        77.24         76.40          78.00          77.44
      Selling and administrative                   15.23         15.51          15.58          15.62
      Interest and investment income               (0.13)        (0.12)         (0.12)         (0.13)
      Interest expense                              0.02          0.07           0.03           0.08
      Income taxes                                  3.02          3.23           2.59           2.77
      Net income                                    4.62          4.91           3.92           4.22

THIRTEEN WEEK PERIOD ENDED JUNE 28, 2003, (SECOND QUARTER 2003) COMPARED TO THIRTEEN WEEK PERIOD ENDED JUNE 29, 2002, (SECOND QUARTER 2002)
---------------------------------------------------------------

Net sales for the Second Quarter 2003 were $10,767,015, compared to $10,363,395 for the same period in the previous year, a 3.9% increase. The Company experienced increased sales in the recreational vehicle market, while sales decreased in the manufactured housing market.

Cost of products sold increased to 77.2% in the Second Quarter 2003 compared to 76.4% a year ago, due to a negative impact from product mix and higher labor costs.

Selling and administrative expenses were $1,640,167 in the Second Quarter 2003 versus $1,607,431 in the Second Quarter 2002. This increase resulted primarily from charges related to the ongoing implementation of an Enterprise-Resource-Planning system.

Interest expense decreased to $1,625 in the Second Quarter 2003 from $7,080 in the Second Quarter 2002 because of lower interest rates.

Net income decreased slightly to $497,928 in the Second Quarter of 2003 compared to $509,022 in the Second Quarter of 2002. This decrease is largely the result of increased administrative expenses, partially offset by increased sales. Net income per diluted share remained unchanged at $0.18 for the quarter.

TWENTY-SIX WEEK PERIOD ENDED JUNE 28, 2003, (FIRST SIX MONTHS 2003) COMPARED TO TWENTY-SIX WEEK PERIOD ENDED JUNE 29, 2002, (FIRST SIX MONTHS 2002)
-------------------------------------------------------------------

Net sales for the First Six Months 2003 were $20,546,768, compared to $19,281,528 for the same period in the previous year, a 6.6% increase. The Company experienced increased sales in the recreational vehicle market, while sales decreased in the manufactured housing market. The Manufactured Housing
(MH) Institute indicated that industry wide shipments declined about 26% in the first six months of this year. The

Company's sales to MH customers declined about 18%. The Recreational Vehicle
(RV) Industry Association reported that for the first six months of this year travel trailer shipments increased about 12% while shipments of motor homes were almost flat compared to a year ago. Our sales to RV customers increased about 21%. Hospitality sales were comparable to last year's sales.

Cost of products sold increased to 78.0% in the First Six Months 2003 compared to 77.4% a year ago, due to a negative impact from product mix and higher labor costs.

Selling and administrative expenses were $3,200,891 in the First Six Months 2003 versus $3,011,949 in the First Six Months 2002. This increase resulted from higher accruals for performance bonuses and charges related to the ongoing implementation of an Enterprise-Resource-Planning system.

Interest expense decreased to $5,559 in the First Six Months 2003 from $14,850 in the First Six Months 2002 because of reduced borrowings and lower interest rates.

Net income decreased slightly to $805,803 in the First Six Months of 2003, compared to $814,163 in the First Six Months of 2002. This decrease is largely the result of increased administrative expenses, partially offset by increased sales. Net income per diluted share remained unchanged at $0.29 for the six months.

Item 3.  Controls and Procedures.
-------  ------------------------

(a) The Company's Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the date of this report. These officers have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the financial statements has been disclosed.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the review date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.


                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

(a) Exhibits filed herewith:

         10T.1 - Amendment dated July 29, 2003 to Employment Agreement between the registrant and William Bassett

         31.1  -    Certification of President

         31.2  -    Certification of Treasurer

         32    -    Certificate required by 18 U.S.C.ss.1350.


(b) No reports on Form 8-K were filed by the Company during the quarterly period ended June 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DECORATOR INDUSTRIES, INC.
                                                 (Registrant)



Date: August 8, 2003                        By: /s/ William A. Bassett
                                            ------------------------------
                                            William A. Bassett, President


Date: August 8, 2003                        By: /s/ Michael K. Solomon
                                            ------------------------------
                                            Michael K. Solomon, Treasurer