Form 10-Q
period 2003-09-27
DECORATOR INDUSTRIES INC
filed 2003-11-12
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2003

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

                                  Yes X   No
                                     ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes     No X
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of each class                     Outstanding at November 12, 2003
        -------------------                     --------------------------------
Common Stock, Par Value $.20 Per Share                     2,796,884

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS


      ASSETS                                                    September 27,  December 28,
                                                                    2003           2002
                                                                -------------  ------------
                                                                 (UNAUDITED)
CURRENT ASSETS:
 Cash and Cash Equivalents                                       $ 3,384,006   $ 2,117,762
 Accounts Receivable, less allowance for
    doubtful accounts ($234,517 and $202,933)                      4,610,655     3,414,629
 Inventories                                                       4,186,303     4,388,070
 Other Current Assets                                                380,876       419,620
                                                                 -----------   -----------
TOTAL CURRENT ASSETS                                              12,561,840    10,340,081
                                                                 -----------   -----------
Property and Equipment
 Land, Buildings & Improvements                                    5,114,341     5,043,458
 Machinery, Equipment, Furniture & Fixtures                        6,079,834     5,585,401
                                                                 -----------   -----------
Total Property and Equipment                                      11,194,175    10,628,859
 Less: Accumulated Depreciation and Amortization                   5,049,317     4,640,040
                                                                 -----------   -----------
Net Property and Equipment                                         6,144,858     5,988,819
                                                                 -----------   -----------
Goodwill, less accumulated Amortization of $1,348,569              2,731,717     2,731,717
Other Assets                                                         319,347       419,517
                                                                 -----------   -----------
TOTAL ASSETS                                                     $21,757,762   $19,480,134
                                                                 ===========   ===========

    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts Payable                                                $ 2,756,868   $ 2,059,871
 Current Maturities of Long-term Debt                                170,377       126,750
 Accrued Expenses:
    Income taxes                                                      44,942            --
    Compensation                                                     943,061       856,786
    Other                                                            931,530     1,105,646
                                                                 -----------   -----------
TOTAL CURRENT LIABILITIES                                          4,846,778     4,149,053
                                                                 -----------   -----------
Long-Term Debt                                                     1,969,284     1,477,973
Deferred Income Taxes                                                590,000       505,000
                                                                 -----------   -----------
TOTAL LIABILITIES                                                  7,406,062     6,132,026
                                                                 -----------   -----------
Stockholders' Equity
 Common Stock $.20 par value: Authorized shares, 10,000,000;
    Issued shares, 4,485,728                                         897,146       897,127
 Paid-in Capital                                                   1,426,278     1,425,826
 Retained Earnings                                                20,323,575    19,349,984
                                                                 -----------   -----------
                                                                  22,646,999    21,672,937
 Less: Treasury stock, at cost: 1,688,844 and 1,694,856 shares     8,295,299     8,324,829
                                                                 -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                        14,351,700    13,348,108
                                                                 -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $21,757,762   $19,480,134
                                                                 ===========   ===========


    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                            For the Thirteen Weeks Ended
                                                            ----------------------------
                                                   September 27, 2003       September 28, 2002
                                                ----------------------    ----------------------
Net Sales                                       $ 10,984,598    100.00%   $  9,971,156    100.00%
Cost of Products Sold                              8,632,287     78.59%      7,855,531     78.78%
                                                ------------              ------------
Gross Profit                                       2,352,311     21.41%      2,115,625     21.22%

Selling and Administrative
Expenses                                           1,677,318     15.27%      1,549,223     15.54%
                                                ------------              ------------
Operating Income                                     674,993      6.14%        566,402      5.68%

Other Income (Expense)
          Interest, Investment and
            Other Income                              35,258      0.33%         18,135      0.18%
          Interest Expense                           (16,104)    -0.15%        (11,900)    -0.12%
                                                ------------              ------------
Earnings Before Income Taxes                         694,147      6.32%        572,637      5.74%
Provision for Income Taxes                           275,000      2.50%        229,000      2.30%
                                                ------------              ------------
NET INCOME                                      $    419,147      3.82%   $    343,637      3.44%
                                                ============              ============
EARNINGS PER SHARE
          BASIC                                 $       0.15              $       0.12
                                                ============              ============
          DILUTED                               $       0.15              $       0.12
                                                ============              ============
Weighted Average Number of Shares Outstanding
          Basic                                    2,795,166                 2,786,142
          Diluted                                  2,829,568                 2,836,547


                                                          For the Thirty-Nine Weeks Ended
                                                          -------------------------------
                                                  September 27, 2003        September 28, 2002
                                                ----------------------    ----------------------
Net Sales                                       $ 31,531,366    100.00%   $ 29,252,684    100.00%
Cost of Products Sold                             24,658,537     78.20%     22,786,202     77.89%
                                                ------------              ------------
Gross Profit                                       6,872,829     21.80%      6,466,482     22.11%

Selling and Administrative
Expenses                                           4,878,209     15.47%      4,561,172     15.60%
                                                ------------              ------------
Operating Income                                   1,994,620      6.33%      1,905,310      6.51%

Other Income (Expense)
          Interest, Investment and
            Other Income                              77,220      0.24%         52,577      0.18%
          Interest Expense                           (39,890)    -0.13%        (36,087)    -0.12%
                                                ------------              ------------
Earnings Before Income Taxes                       2,031,950      6.44%      1,921,800      6.57%
Provision for Income Taxes                           807,000      2.56%        764,000      2.61%
                                                ------------              ------------
NET INCOME                                      $  1,224,950      3.88%   $  1,157,800      3.96%
                                                ============              ============


EARNINGS PER SHARE
          BASIC                                 $       0.44              $       0.41
                                                ============              ============
          DILUTED                               $       0.44              $       0.41
                                                ============              ============

Weighted Average Number of Shares Outstanding
          Basic                                    2,793,207                 2,795,589
          Diluted                                  2,811,246                 2,834,163



    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the Thirty-Nine Weeks Ended
                                                         -------------------------------
                                                     September 27, 2003   September 28, 2002
                                                     ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $ 1,224,950          $ 1,157,800
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
      Depreciation and Amortization                          525,261              497,492
      Provision for Losses on Accounts Receivable             30,000               53,131
      Deferred Taxes                                          87,000               27,000
      Loss on Disposal of Assets                              11,864                   19
  Increase (Decrease) from Changes in:
      Accounts Receivable                                 (1,226,026)            (712,127)
      Inventories                                            201,767             (968,670)
      Prepaid Expenses                                      (105,254)             (46,529)
      Other Assets                                           100,170              (28,710)
      Accounts Payable                                       696,997            1,268,381
      Accrued Expenses                                        99,100              128,512
                                                         -----------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,645,829            1,376,299
                                                         -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                      (694,064)            (441,156)
  Proceeds from Property Dispositions                            900                9,250
                                                         -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                       (693,164)            (431,906)
                                                         -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term Debt Payments                                   (105,062)             (78,643)
  Dividend Payments                                         (251,359)            (251,459)
  Issuance of Stock for Directors Trust                       30,000               30,000
  Proceeds on Debt from Building                             640,000                   --
  Purchase of Common Stock for Treasury                           --             (210,376)
                                                         -----------          -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          313,579             (510,478)

Net Increase in Cash and Cash Equivalents                  1,266,244              433,915
Cash and Cash Equivalents at Beginning of Year             2,117,762            2,319,568
                                                         -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 3,384,006          $ 2,753,483
                                                         ===========          ===========

Supplemental Disclosures of Cash Flow Information:
  Cash Paid for:
      Interest                                           $    26,043          $    24,005
      Income Taxes                                       $   533,059          $   754,325


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 27, 2003, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended September 27, 2003 and September 28, 2002.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 28, 2002. The results of operations for the thirty-nine week periods ended September 27, 2003 and September 28, 2002 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at September 27, 2003 and December 28, 2002 consisted of the following:

                                        September 27, 2003   December 28, 2002
                                        ------------------   -----------------

     Raw Material and supplies              $3,726,223          $3,944,768
     In Process and Finished Goods             460,080             443,302
                                            ----------          ----------
     Total Inventory                        $4,186,303          $4,388,070
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

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002
                                   (UNAUDITED)

                                                      For the Thirteen Weeks Ended
                                              September 27, 2003       September 28, 2002
                                              ------------------       ------------------
Numerator:
    Net income                                    $  419,147               $  343,637
                                                  ==========               ==========
Denominator:
    Weighted-average number of
        common shares outstanding                  2,795,166                2,786,142

    Dilutive effect of
        stock options on net income                   34,402                   50,405
                                                  ----------               ----------
                                                   2,829,568                2,836,547
                                                  ==========               ==========
    Diluted earnings per share:                   $     0.15               $     0.12
                                                  ==========               ==========


                                                      For the Thirty-Nine Weeks Ended
                                              September 27, 2003       September 28, 2002
                                              ------------------       ------------------
Numerator:
    Net income                                    $1,224,950               $1,157,800
                                                  ==========               ==========
Denominator:
    Weighted-average number of
        common shares outstanding                  2,793,207                2,795,589

    Dilutive effect of
        stock options on net income                   18,039                   38,574
                                                  ----------               ----------
                                                   2,811,246                2,834,163
                                                  ==========               ==========
    Diluted earnings per share:                   $     0.44               $     0.41
                                                  ==========               ==========


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

FINANCIAL CONDITION

The Company's financial condition, as measured by the following ratios, continues to be strong at the end of the Third Quarter 2003.

                                         September 27, 2003           December 28, 2002
                                         ------------------           -----------------
     Current Ratio                              2.59                         2.49
     Quick Ratio                                1.73                         1.43
     LT Debt to Total Capital                  12.07%                       9.97%
     Working Capital                         $7,715,062                   $6,191,028


Days sales outstanding in accounts receivable were 37.3 days at September 27, 2003, unchanged when compared to September 28, 2002. At September 27, 2003, net accounts receivable increased by 10.2% and inventories decreased by 12% compared to the balance at September 28, 2002. Cash increased by $1,266,244 for the first nine months of fiscal 2003.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

RESULTS OF OPERATIONS

The following tables show the percentage relationship to net sales of certain items in the Company's Statements of Earnings:

                                      Third          Third
                                     Quarter        Quarter          YTD            YTD
        Earnings Ratios                2003           2002           2003           2002
                                     -------        -------          -----         -----
Net sales                             100.0%         100.0%         100.0%         100.0%
Cost of products sold                 78.59          78.78          78.20          77.89
Selling and administrative            15.27          15.54          15.47          15.60
Interest and investment income        (0.33)         (0.18)         (0.24)         (0.18)
Interest expense                       0.15           0.12           0.13           0.12
Income taxes                           2.50           2.30           2.56           2.61
Net income                             3.82           3.44           3.88           3.96


THIRTEEN WEEK PERIOD ENDED SEPTEMBER 27, 2003, (THIRD QUARTER 2003) COMPARED TO THIRTEEN WEEK PERIOD ENDED SEPTEMBER 28, 2002, (THIRD QUARTER 2002)

Net sales for the Third Quarter 2003 were $10,984,598, compared to $9,971,156 for the same period in the previous year, a 10.2% increase. The Company experienced increased sales in the recreational vehicle market, while sales decreased in the manufactured housing market.

Cost of products sold decreased to 78.6% in the Third Quarter 2003 compared to 78.8% a year ago, due to positive labor efficiencies, partially offset by a negative impact from product mix.

Selling and administrative expenses were $1,677,318 in the Third Quarter 2003 versus $1,549,224 in the Third Quarter 2002. This increase resulted primarily from higher accruals for performance bonuses.

Interest expense increased to $16,104 in the Third Quarter 2003 from $11,900 in the Third Quarter 2002 due to an increase in borrowings related to the mortgage on the Elkhart, Indiana facility.

Net income increased to $419,147 in the Third Quarter of 2003 compared to $343,636 in the Third Quarter of 2002. This increase is largely the result of increased sales, partially offset by increased administrative expenses. Net income per diluted share increased to $0.15 per share, compared to $0.12 for the same period of the previous year.

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 27, 2003, (FIRST NINE MONTHS 2003) COMPARED TO THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 2002, (FIRST NINE MONTHS
2002)

Net sales for the First Nine Months 2003 were $31,531,366, compared to $29,252,684 for the same period in the previous year, a 7.8% increase. The Company experienced increased sales in the recreational vehicle market, while sales decreased in the manufactured housing market. The Manufactured Housing
(MH) Institute indicated that industry wide shipments declined about 20% in the first nine months of this year. The

Company's sales to MH customers declined about 16%. The Recreational Vehicle
(RV) Industry Association reported flat sales for the first nine months of this year compared to the same period of the prior year. Our sales to RV customers increased about 25%. Hospitality sales were comparable to last year's sales.

Cost of products sold increased to 78.2% in the First Nine Months 2003 compared to 77.9% a year ago, due to a negative impact from product mix and higher labor costs.

Selling and administrative expenses were $4,878,209 in the First Nine Months 2003 versus $4,561,172 in the First Nine Months 2002. This increase resulted from higher accruals for performance bonuses and charges related to the ongoing implementation of an Enterprise-Resource-Planning system.

Interest expense increased to $39,890 in the First Nine Months 2003 from $36,087 in the First Nine Months 2002 because of increased borrowings related to the mortgage on the Elkhart, Indiana facility.

Net income increased to $1,224,950 in the First Nine Months of 2003, compared to $1,157,800 in the First Nine Months of 2002. This increase is the result of increased sales, partially offset by increased administrative expenses. Net income per diluted share increased to $0.44 for the First Nine Months of 2003, compared to $0.41 for the same period of the prior year.

Item 4.  Controls and Procedures.

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

     (a)  Exhibits filed herewith:

               31.1 - Certification of President

               31.2 - Certification of Treasurer

               32   - Certificate required by 18 U.S.C.ss.1350.

     (b) No reports on Form 8-K were filed by the Company during the quarterly period ended September 27, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DECORATOR INDUSTRIES, INC.
                                                          (Registrant)

       Date: November  12, 2003           By: /s/ William A. Bassett
             ------------------               ----------------------------------
                                              William A. Bassett, President

       Date: November  12, 2003           By: /s/ Michael K. Solomon
             ------------------               ----------------------------------
                                              Michael K. Solomon, Treasurer