Form 10-K
period 2004-01-03
DECORATOR INDUSTRIES INC
filed 2004-04-01
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 3, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                            25-1001433
         ------------                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

10011 Pines Blvd., Pembroke Pines, Florida                           33024
------------------------------------------                          -------
 (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
         Title of each class                               on which registered
         -------------------                               -------------------
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

Aggregate market value at March 19, 2004 of outstanding shares of Common Stock other than shares held by officers, directors and their respective associates:
$17,609,070

Number of shares outstanding at March 19, 2004:  2,379,604

                       DOCUMENTS INCORPORATED BY REFERENCE
                Part III- Portions of the Proxy Statement for the
                      2004 Annual Meeting of Shareholders

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

                      2003 - 53 weeks ended January 3, 2004
                      2002 - 52 weeks ended December 28, 2002
                      2001 - 52 weeks ended December 29, 2001
                      2000 - 52 weeks ended December 30, 2000
                      1999 - 52 weeks ended January 1, 2000

                                     PART I
                                     ------

ITEM 1.  BUSINESS.

        The Company designs, manufactures and sells a broad range of interior furnishings, principally draperies, curtains, valance boards, shades, blinds, bedspreads, comforters, pillows and cushions. These products are sold to original equipment manufacturers of recreational vehicles and manufactured housing and to the hospitality industry (motels/hotels) either through distributors or directly to the customers.

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

        During 2003, one customer, Fleetwood Enterprises, accounted for approximately 26% of the Company's total sales. In the event of the loss of this customer, there would be a material adverse effect on the Company. In January 2004, the Company executed an agreement to be the exclusive supplier of Fleetwood's drapery, bedspread and other decor requirements in the manufactured housing and recreational vehicle industries for a period of six years. If, at the end of three years, Fleetwood is satisfied with the performance of the Company under this agreement, it will extend the terms of this agreement an additional three years. The combined sales of the acquired business and the Company's existing sales to Fleetwood's manufactured housing and recreational vehicle businesses would have represented approximately 36% of the Company's total sales in 2003.

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

        The Company has no significant patents, licenses, franchises, concessions, trademarks or copyrights. Expenditures for research and development during 2003 and 2002 were not significant.

        Compliance with federal, state and local environmental protection provisions is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

        The Company employs approximately 714 sales, production, warehouse and administrative employees and also uses the services of independent sales representatives.

ITEM 2.  PROPERTIES.

        The following table summarizes certain information concerning the Company's principal properties:

                                                                                       Approx.
     Location                                Principal Use                           Square Feet      Owned/Leased
     --------                                -------------                           -----------      ------------
Haleyville, Alabama                Offices, manufacturing and warehouse                 54,000            Owned
Red Bay, Alabama                   Offices, manufacturing and warehouse                 33,800           Leased
Lakeland, Florida                  Offices, manufacturing and warehouse                  7,500           Leased
Pembroke Pines, Florida            Offices                                               3,148           Leased
Douglas, Georgia                   Offices, manufacturing and warehouse                 28,000            Owned
Douglas, Georgia (1)               Manufacturing and warehouse                          19,000           Leased
Elkhart, Indiana                   Offices, manufacturing and warehouse                 51,000            Owned
Goshen, Indiana                    Offices, manufacturing and warehouse                 55,700            Owned
Bossier, Louisiana                 Offices, manufacturing and warehouse                 20,000            Owned
Salisbury, North Carolina          Offices, manufacturing and warehouse                 22,800           Leased
Berwick, Pennsylvania              Offices, manufacturing and warehouse                 12,500           Leased
Bloomsburg, Pennsylvania           Offices, manufacturing and warehouse                 56,500            Owned
Abbotsford, Wisconsin              Offices, manufacturing and warehouse                 23,900           Leased

----------
(1) The 19,000 square feet represents portions of two buildings being leased for the six months ending July 22, 2004 for $1.00. These leases can be renewed for an additional six months for $1.00 if necessary.

        The Company considers that its offices, plants, machinery and equipment are well maintained, adequately insured and suitable for their purposes and that its plants are adequate for the presently anticipated needs of the business. The Goshen, IN, Elkhart, IN, and Bloomsburg, PA facilities are subject to mortgages as mentioned in Note 6 to the financial statements.

ITEM 3.  LEGAL PROCEEDINGS.

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

        Common Stock price information is set forth in the table below.

                          2003 Sales Prices              2002 Sales Prices
                         --------------------           -------------------
                         High            Low            High            Low
                         ----            ----           ----           ----
     First Quarter       6.10            4.61           6.20           3.86
     Second Quarter      5.50            4.00           6.80           5.27
     Third Quarter       5.80            5.15           6.45           5.40
     Fourth Quarter      6.80            5.25           6.23           4.80

As of March 19, 2004, the Company had 314 shareholders of record of its Common Stock.

        Total cash dividend payments were $.12 per share in 2003 and 2002.

ITEM 6. SELECTED FINANCIAL DATA.

                               2003            2002           2001           2000           1999
                            -----------    -----------    -----------    -----------    -----------
FOR THE YEAR
   Net Sales                $41,803,224    $38,641,605    $34,782,121    $42,609,584    $49,206,018
   Income from
     Continuing Operations  $ 1,561,778    $ 1,384,379    $   861,561    $ 1,037,112    $ 2,717,418
   Net Income               $ 1,561,778    $ 1,384,379    $   861,561    $   133,198    $ 2,552,278
                            -----------    -----------    -----------    -----------    -----------

AT YEAR END
   Total Assets             $21,088,322    $19,480,134    $18,365,516    $18,855,387    $21,665,523
   Long Term Obligations    $ 1,926,832    $ 1,477,973    $ 1,604,245    $ 1,709,686    $ 1,814,169
   Long-term Debt/
     Total Capitalization         11.65%          9.97%         11.40%         12.49%         11.21%
   Working Capital          $ 8,007,862    $ 6,191,028    $ 6,074,073    $ 5,154,647    $ 6,646,856
   Current Ratio                 3.05:1         2.49:1         2.56:1         2.07:1         2.30:1
   Stockholders' Equity     $14,614,621    $13,348,108    $12,463,950    $11,979,479    $14,364,969
                            -----------    -----------    -----------    -----------    -----------

PER SHARE
   Continuing Operations    $      0.56    $      0.49    $      0.31    $      0.34    $      0.80
   Basic                    $      0.56    $      0.49    $      0.31    $      0.04    $      0.76
   Diluted                  $      0.55    $      0.49    $      0.31    $      0.04    $      0.73
   Book Value               $      5.22    $      4.78    $      4.43    $      4.29    $      4.50
   Cash Dividends Declared  $      0.12    $      0.12    $      0.12    $      0.24    $      0.28

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The Company provides interior furnishings to original equipment manufacturers of manufactured housing and recreational vehicles and to the hospitality market. This interior furnishing market is highly competitive. The Company faces risk due to the nature of its customers. Any significant decline in the demand for manufactured housing, recreational vehicles, or hospitality accommodations can adversely affect the Company's results of operations or financial condition.

Liquidity and Financial Resources:

        The Company's financial condition continues to be strong, as evidenced by the following statistical measures:

        1) Working capital at January 3, 2004 was $8,007,862 compared to $6,191,028 at December 28, 2002.

        2) The current ratio was 3.05:1 at year-end 2003 compared to 2.49:1 at year-end 2002.

        3) The liquid ratio was 2.00:1 at year-end 2003 compared to 1.43:1 at year-end 2002.

        4) The long-term debt ratio was 11.65% at January 3, 2004 compared to 9.97% a year earlier.

        The Company borrowed $640,000 in fiscal 2003 secured by a mortgage on its Elkhart, Indiana facility. The borrowing is at a fixed annual rate of 4.39%, with a 5 year term and a 15 year amortization. The proceeds were used to finance an addition to this building and for working capital.

        Net accounts receivable increased $104,789 (3.1%) and net inventories decreased $264,673 (6.0%). The increase in accounts receivable is compared to an 8.2% increase in sales for the year. The decrease in inventories is due to more efficient inventory management.

        Capital expenditures for 2003 were $758,115 compared to $1,290,149 in 2002. Included in the capital expenditures for 2002 was $802,000 for the purchase of the building which houses the Company's pleated shade business. This building was previously leased. Excluding this transaction, capital expenditures increased $269,966 in fiscal 2003 when compared to fiscal 2002. The primary reason for this was a leasehold improvement and equipment additions in the Company's Red Bay, Alabama facility.

        The Company had no borrowings at year-end under its $5,000,000 revolving line-of-credit. In January 2004, the Company closed on the purchase of a drapery manufacturing facility in Douglas, Georgia from Fleetwood Enterprises Inc. The purchase price was $4,000,000 in cash, plus an additional amount due on January 23, 2005 for inventory not to exceed $1,650,000. The Company delivered $4,000,000 at closing on January 23, 2004. The Company expects to use its line of credit for working capital requirements during 2004.

Results of Operations:

        The following table shows the percentage relationship to net sales of certain items in the Company's Statement of Earnings:

                                                      2003      2002      2001
                                                      ----      ----      ----
Net sales ........................................   100.0%    100.0%    100.0%
Cost of products sold ............................    78.2      78.4      78.3
Selling and administrative expenses ..............    15.8      15.7      17.5
Interest and investment income ...................     (.3)      (.2)      (.2)
Interest expense .................................      .1        .1        .2
Net income .......................................     3.7       3.6       2.5

2003 vs. 2002

Net sales for fiscal 2003 were $41,803,224 compared to $38,641,605 in fiscal 2002. The net sales increase was 8.2%. An increase in sales to the recreational vehicle market more than offset the sales decreases experienced in the manufactured housing market. The Recreational Vehicle Institute reported increased vehicle shipments to 320,800 in 2003 as compared to 311,000 for 2002, an increase of 3.2%. The Manufactured Housing Institute reported a 22.3% decline in unit production for 2003, the fifth consecutive year of declining production. The industry manufactured 131,000 units in 2003 versus 373,100 units in 1998 (a decline of 64.9%). Sales to the hospitality market were virtually equal to the previous year.

Cost of goods sold as a percentage of sales was 78.2% in 2002 versus 78.4% in 2002, mostly due to fixed factory expenses being allocated over a higher sales volume.

Selling and administrative expenses increased to $6,590,362 in 2003 from $6,082,129 in 2002. This was primarily due to larger performance bonuses, one-time increases in the cost of officer's life insurance, and charges relating to the ongoing implementation of a Enterprise-Resource-Planning (ERP) system. The one-time cost of officer's life insurance was caused by Sarbanes-Oxley's elimination of split-dollar life policies for executives and from the cost of converting a key-man policy to a higher rated carrier. Also, fiscal 2003 was a 53 week year which caused certain expenses, such as salaries and wages, to be somewhat higher in 2003.

Interest and investment income rose 54% to $112,669 in 2003. This was due to higher average cash and investment balances when compared to the prior year.

Net income was $1,561,778 in 2003 compared to $1,384,379 in 2002. Net income as a percent of sales increased to 3.7% in 2003 compared to 3.6% in 2002. This was due to a higher sales volume.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) The Company's principal executive officer and principal financial officer have reviewed the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the filing date of this report. These officers have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the financial statements has been disclosed.

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

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 3, 2004. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 3, 2004. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 3, 2004. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 3, 2004. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 3, 2004. Such information is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as a part of this report:

        Financial Statements and Schedules

        (1)     Independent Auditors' Report

        (2)     Balance Sheets - January 3, 2004 and December 28, 2002

        (3) Statements of Earnings for the three fiscal years ended January 3, 2004

        (4) Statements of Stockholders' Equity for the three fiscal years ended January 3, 2004

        (5) Statements of Cash Flows for the three fiscal years ended January 3, 2004

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

        10M.1 Medical and Dental Reimbursement Plan, as amended to date, filed as Exhibit 10M.1 to Form 10-K for the fiscal year ended January 3, 1987 and incorporated herein by reference.*

        10T Employment Agreement dated August 2, 1994 between the registrant and William Bassett, filed as Exhibit 10T to Form 10-Q for the quarter ended July 2, 1994 and incorporated herein by reference.*

        10T.1 Amendment dated July 29, 2003 to Employment Agreement between the registrant and William Bassett, filed as Exhibit 10T.1 to Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference.*

        10U.2 1995 Incentive Stock Option Plan, as amended to date, filed herewith.*

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

        10Z Asset Purchase Agreement dated as of January 23, 2004, between registrant and Fleetwood Homes of Georgia, Inc. relating to drapery manufacturing plant in Douglas, Georgia, filed as
                 Exhibit 10Z to Form 8-K dated February 4, 2004 and incorporated herein by reference.

        11R      Computation of diluted income per share, filed herewith.

        14       Code of Conduct and Ethics, filed herewith.

        23D      Consent of Independent Auditors, filed herewith.

        31.1     Certification of President, filed herewith.

        31.2     Certification of Treasurer, filed herewith.

        32       Certificate required by 18 U.S.C.ss.1350, filed herewith.

        ----------
        * Management contract or compensatory plan.

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed during the last quarter of 2003.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      DECORATOR INDUSTRIES, INC.
                                                              (Registrant)

                                                      By: /s/ Michael K. Solomon
                                                         -----------------------
                                                         Michael K. Solomon
                                                         Vice President
Dated: March 26, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                              Title                            Signature                Date
----                              -----                            ---------                ----
William A. Bassett          Chairman, President,           /s/ William A. Bassett      March 26, 2004
                            Chief Executive Officer and    ----------------------
                            Director

Michael K. Solomon          Vice President, Treasurer,     /s/ Michael K. Solomon      March 26, 2004
                            Principal Financial and        ----------------------
                            Accounting Officer

Jerome B. Lieber            Director                       /s/ Jerome B. Lieber        March 26, 2004
                                                           ---------------------

Joseph N. Ellis             Director                       /s/ Joseph N. Ellis         March 26, 2004
                                                           ---------------------

Ellen Downey                Director                       /s/ Ellen Downey            March 26, 2004
                                                           ---------------------

Thomas Dusthimer            Director                       /s/ Thomas Dusthimer        March 26 2004
                                                           ---------------------

William Dixon               Director                       /s/ William Dixon           March 26, 2004
                                                           ---------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
and Stockholders of
DECORATOR INDUSTRIES, INC.

        We have audited the accompanying balance sheets of Decorator Industries, Inc. (a Pennsylvania corporation) as of January 3, 2004 and December 28, 2002 and the related statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Decorator Industries, Inc. as of January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America.

                                                    LOUIS PLUNG & COMPANY, LLP
                                                    Certified Public Accountants

Pittsburgh, Pennsylvania
February 13, 2004

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

              ASSETS                                                 January 3,    December 28,
              ------                                                    2004          2002
                                                                     -----------   -----------
CURRENT ASSETS:
     Cash and Cash Equivalents                                       $ 3,991,631   $ 2,117,762
     Accounts Receivable, less allowance for
        doubtful accounts ($200,598 and $202,933)                      3,519,418     3,414,629
     Inventories                                                       4,123,397     4,388,070
     Other Current Assets                                                274,285       419,620
                                                                     -----------   -----------
TOTAL CURRENT ASSETS                                                  11,908,731    10,340,081
                                                                     -----------   -----------

Property and Equipment
     Land, Buildings & Improvements                                    5,114,341     5,043,458
     Machinery, Equipment, Furniture & Fixtures                        6,064,877     5,585,401
                                                                     -----------   -----------
Total Property and Equipment                                          11,179,218    10,628,859
     Less: Accumulated Depreciation and Amortization                   5,157,452     4,640,040
                                                                     -----------   -----------
Net Property and Equipment                                             6,021,766     5,988,819
                                                                     -----------   -----------

Goodwill, less accumulated Amortization of $1,348,569                  2,731,717     2,731,717
Other Assets                                                             426,108       419,517
                                                                     -----------   -----------

TOTAL ASSETS                                                         $21,088,322   $19,480,134
                                                                     ===========   ===========

        LIABILITIES & STOCKHOLDERS' EQUITY
        ----------------------------------
CURRENT LIABILITIES:
     Accounts Payable                                                $ 1,878,683   $ 2,059,871
     Current Maturities of Long-term Debt                                166,251       126,750
     Accrued Expenses:
        Compensation                                                     940,158       856,786
        Other                                                            915,777     1,105,646
                                                                     -----------   -----------
TOTAL CURRENT LIABILITIES                                              3,900,869     4,149,053
                                                                     -----------   -----------

Long-Term Debt                                                         1,926,832     1,477,973
Deferred Income Taxes                                                    646,000       505,000
                                                                     -----------   -----------
TOTAL LIABILITIES                                                      6,473,701     6,132,026
                                                                     -----------   -----------

Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,485,728 and 4,485,635                           897,146       897,127
     Paid-in Capital                                                   1,426,435     1,425,826
     Retained Earnings                                                20,576,497    19,349,984
                                                                     -----------   -----------
                                                                      22,900,078    21,672,937
     Less: Treasury stock, at cost: 1,686,840 and 1,694,856 shares     8,285,457     8,324,829
                                                                     -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                            14,614,621    13,348,108
                                                                     -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $21,088,322   $19,480,134
                                                                     ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS

                                                             For the Fiscal Year
                                                --------------------------------------------
                                                    2003            2002           2001
                                                ------------    ------------    ------------
Net Sales                                       $ 41,803,224    $ 38,641,605    $ 34,782,121
Cost of Products Sold                             32,679,542      30,281,017      27,231,533
                                                ------------    ------------    ------------
Gross Profit                                       9,123,682       8,360,588       7,550,588

Selling and Administrative Expenses                6,590,362       6,082,189       6,092,740
                                                ------------    ------------    ------------
Operating Income                                   2,533,320       2,278,399       1,457,848

Other Income (Expense)
     Interest and Investment Income                  112,669          73,155          60,857
     Interest Expense                                (56,211)        (48,175)        (76,144)
                                                ------------    ------------    ------------
Earnings Before Income Taxes                       2,589,778       2,303,379       1,442,561
Provision for Income Taxes                         1,028,000         919,000         581,000
                                                ------------    ------------    ------------

NET INCOME                                      $  1,561,778    $  1,384,379    $    861,561
                                                ============    ============    ============

EARNINGS PER SHARE
     BASIC                                      $       0.56    $       0.49    $       0.31
                                                ============    ============    ============

     DILUTED                                    $       0.55    $       0.49    $       0.31
                                                ============    ============    ============

Weighted Average Number of Shares Outstanding
     Basic                                         2,794,286       2,793,781       2,812,882
     Diluted                                       2,827,602       2,830,307       2,820,777

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                    COMMON        PAID-IN           RETAINED          TREASURY
                                    STOCK         CAPITAL           EARNINGS            STOCK               TOTAL
                                  ---------     -----------       ------------       -----------         ------------
BALANCE AT
DECEMBER 30, 2000                 $ 888,999     $ 1,441,655       $ 17,777,461       $(8,128,636)        $ 11,979,479

Transactions for 2001
  Net profit                                                           861,561                                861,561
  Issuance of stock for
     Exercise of options              7,833          14,491                                                    22,324
  Issuance of stock for
     Directors compensation                         (30,414)                              72,973               42,559
  Purchase of Common
     Stock for treasury                                                                 (103,649)            (103,649)
  Dividends paid                                                      (338,324)                              (338,324)
  Conversion of $.10 par
     value shares to $.20
     par value shares                   295            (295)                                                        0
                                  ---------     -----------       ------------       -----------         ------------

BALANCE AT
DECEMBER 29, 2001                 $ 897,127     $ 1,425,437       $ 18,300,698       $(8,159,312)        $ 12,463,950
Transactions for 2002
  Net profit                                                         1,384,379                              1,384,379
  Issuance of stock for
     Directors compensation                             389                               44,859               45,248
  Purchase of Common
     Stock for treasury                                                                 (210,376)            (210,376)
  Dividends paid                                                      (335,093)                              (335,093)
                                  ---------     -----------       ------------       -----------         ------------

BALANCE AT
DECEMBER 28, 2002                 $ 897,127     $ 1,425,826       $ 19,349,984       $(8,324,829)        $ 13,348,108
Transactions for 2003
  Net profit                                                         1,561,778                              1,561,778
  Issuance of stock for
     Directors compensation                             628                               39,372               40,000
  Dividends paid                                                      (335,265)                              (335,265)
  Conversion of $.10 par
     value shares to $.20
     par value shares                    19             (19)                                                        0
                                  ---------     -----------       ------------       -----------         ------------

BALANCE AT
JANUARY 3, 2004                   $ 897,146     $ 1,426,435       $ 20,576,497       $(8,285,457)        $ 14,614,621
                                  =========     ===========       ============       ===========         ============

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS

                                                                                   For the Fiscal Year
                                                                       ----------------------------------------------
                                                                          2003              2002              2001
                                                                       -----------       -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $ 1,561,778       $ 1,384,379        $ 861,561
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
      Depreciation and Amortization                                        711,443           680,908          761,563
      Provision for Losses on Accounts Receivable                           40,000            52,500          155,864
      Deferred Taxes                                                       148,000           126,000          154,000
      Loss on Disposal of Assets                                            11,575            18,226          103,428
   Increase (Decrease) from Changes in:
      Accounts Receivable                                                 (144,789)           58,248         (186,566)
      Inventories                                                          264,673          (598,405)       1,413,575
      Prepaid Expenses                                                     138,335            20,162          506,350
      Other Assets                                                          (6,591)         (155,166)          (8,786)
      Accounts Payable                                                    (181,188)          (42,859)        (290,274)
      Accrued Expenses                                                    (106,497)          140,284         (620,427)
                                                                       -----------       -----------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                2,436,739         1,684,277        2,850,288
                                                                       -----------       -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                                   (758,115)       (1,290,149)        (442,772)
   Proceeds from Property Dispositions                                       2,150             9,250           85,963
                                                                       -----------       -----------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                     (755,965)       (1,280,899)        (356,809)
                                                                       -----------       -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                                (151,640)         (104,963)        (104,640)
   Dividend Payments                                                      (335,265)         (335,093)        (338,324)
   Proceeds from Exercise of Stock Options                                      --                --           22,324
   Issuance of Stock for Directors' Trust                                   40,000            45,248           42,559
   Proceeds on Debt from Building                                          640,000                --               --
   Purchase of Common Stock for Treasury                                        --          (210,376)        (103,649)
                                                                       -----------       -----------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        193,095          (605,184)        (481,730)

Net Increase (Decrease) in Cash and Cash Equivalents                     1,873,869          (201,806)       2,011,749
Cash and Cash Equivalents at Beginning of Year                           2,117,762         2,319,568          307,819
                                                                       -----------       -----------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 3,991,631       $ 2,117,762      $ 2,319,568
                                                                       ===========       ===========      ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                                         $    42,522       $     32,150     $     63,362
      Income Taxes                                                     $   745,259       $    987,323     $    347,180


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

         Fiscal Year
         -----------

         The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in every sixth year containing 53 weeks. Fiscal year 2003 was a 53-week period ending January 3, 2004; 2002 was a 52-week period ending December 28, 2002; and 2001 was a 52-week period ending December 29, 2001.

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

         Excess of Cost over Net Assets Acquired
         ---------------------------------------

         The excess of investment costs over the fair value of net assets related to the acquisitions of Haleyville Manufacturing (1973), Liberia Manufacturing (1985) and Specialty Windows (1997) was being amortized over a period of 40 years. Amortization of $104,589 was charged to income during fiscal year ended December 29, 2001.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" the Company no longer amortizes goodwill. Accordingly, no goodwill was amortized in 2002 and thereafter. Starting in 2002 the Company was required to evaluate the remaining goodwill of $2,731,717 for possible impairment. Management has evaluated the goodwill as of January 3, 2004 and determined that no impairment exists.

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

         Cash and cash equivalents consist of the following:

                                                        2003           2002
                                                    -----------    -----------
                  General Funds                     $  (502,354)   $  (111,262)
                  Overnight repurchase agreements     4,493,985      2,229,024
                                                    -----------    -----------
                                                    $ 3,991,631    $ 2,117,762
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

         On January 5, 2004 the Company began factoring certain receivables related to the hospitality market. The agreement provides for credit investigation, collection activity and payment for approved receivables 90 days after shipment. The agreement does not provide for advances against shipments.

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

         Fair Value of Financial Instruments
         -----------------------------------

         Marketable securities are carried at fair value. A gain of $6,439 is included in income for the year ended January 3, 2004 compared to a loss of $434 for the year ended December 28, 2002. All other financial instruments are carried at amounts believed to approximate fair value.

         Earnings Per Share
         ------------------

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. See Note 10 "Earnings Per Share" for computation of EPS.

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

         Recent Accounting Developments
         ------------------------------

         The following Statements of Financial Accounting Standards (SFAS) were issued by the Financial Accounting Standards Board (FASB).

         In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 will have no effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires certain financial instruments to be classified as a liability (or an asset in some circumstances). SFAS No. 150 will have no effect on the Company's financial statements.

         In December 2003, the FASB issued SFAS No. 132 (Revised) "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS 132 retains disclosure requirements in the original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. SFAS No. 132 (Revised) will have no effect on the Company's financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation specifies the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. FIN 45 will have no effect on the Company's financial statements.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", which requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 45 will have no effect on the Company's financial statements.

(2)      INVENTORIES
         -----------

         Inventories consisted of the following classifications:

                                                   2003         2002
                                                ----------   ----------
                  Raw materials & supplies      $3,506,619   $3,944,768
                  In process & finished goods      616,778      443,302
                                                ----------   ----------
                                                $4,123,397   $4,388,070
                                                ==========   ==========

(3)      LEASES
         ------

         The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the Company bears the cost of maintenance and repairs and other operating expenses. Rent expense was $397,722 in 2003, $470,697 in 2002 and $516,748 in 2001.

         Commitments under these leases extend through October 2007 and are as follows:

                                 2004              $304,844
                                 2005              $164,472
                                 2006              $115,081
                                 2007              $ 23,187

(4)      COMMITMENTS
         -----------

         The Company has a commitment under an employment and non-compete agreement entered into with an individual in a current management position. The minimum commitment under this agreement is payable as follows

                                       2004              $370,228
                                       2005              $370,228
                                       2006              $370,228
                                       2007              $345,228
                                       2008              $210,828
                                 Thereafter              $843,312

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(5)      SIGNIFICANT CUSTOMERS
         ---------------------

         Sales to Fleetwood Enterprises accounted for 26.5%, 23.8% and 18.9% of Company sales in 2003, 2002 and 2001, respectively. Fleetwood operates in the manufactured housing and recreational vehicle industries. Sales to Champion Enterprises accounted for 5.7%, 8.4% and 12.0% of Company sales in 2003, 2002 and 2001, respectively. Champion operates solely in the manufactured housing industry.

(6)      LONG TERM-DEBT AND CREDIT ARRANGEMENTS
         --------------------------------------

         Long-term debt consists of the following:

                                                                         2003         2002
                                                                      ----------   ----------
         Note payable in monthly payments of $2,088 through
         August 2007 at 4% interest. This note is secured by
         the first mortgage on the Bloomsburg, PA building            $   82,972   $  104,336

         Note payable in monthly payments of $3,556 principal
         plus accrued interest at 4.39% monthly through June
         2008. This note is secured by the Company's Elkhart,
         IN building                                                     615,111           --

         Bond payable in monthly installments through
         November 2008. The interest rate is variable and is
         currently less than 2%. This bond is secured by the
         Company's Bloomsburg, PA property                               200,000      225,387

         Bond payable in quarterly installments through March
         2014. The interest rate is variable and is currently
         less than 2%. This bond is secured by the Company's
         Goshen, IN property                                           1,195,000    1,275,000
                                                                      ----------   ----------
                                                                       2,093,083    1,604,723
         Less amount due within one year                                 166,251      126,750
                                                                      ----------   ----------
                                                                      $1,926,832   $1,477,973
                                                                      ==========   ==========

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(6)      LONG TERM-DEBT AND CREDIT ARRANGEMENTS (CONTINUED)
         --------------------------------------------------

         The principal payments on long-term debt for the five years subsequent to January 3, 2004 are as follows:

                           2004                 $ 166,251
                           2005                 $ 170,709
                           2006                 $ 211,647
                           2007                 $ 206,476
                           2008                 $ 603,000
                     Thereafter                 $ 735,000

         On April 19, 2000 the Company signed an agreement for a $5,000,000 revolving line of credit. There were no borrowings under this agreement during 2003 and there were no outstanding borrowings at January 3, 2004. This agreement contains certain financial covenants. The Company was in compliance with these covenants at January 3, 2004.

(7)      EMPLOYEE BENEFIT PLANS
         ----------------------

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed 1 year of employment. Eligible employees may contribute up to 75% of their earnings with a maximum of $12,000 for 2003 ($14,000 for employees over 50 years of age) based on the Internal Revenue Service annual contribution limit. The Company will match 25% of the first 4% of the employee's contributions up to 1% of each employee's earnings. Contributions are invested at the direction of the employee to one or more funds. Company contributions begin to vest after two years, with 100% vesting after five years. Company contributions to the plan were $38,052 in 2003, $ 44,276 in 2002, and $47,068 in 2001.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(8)      STOCK OPTIONS

         At January 3, 2004, the Company had options outstanding under two fixed stock option plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two fixed stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           2003         2002        2001
                                        ----------   ----------   --------
         Pro forma net income           $1,496,132   $1,291,210   $782,660
         Pro forma earnings per share:
             Basic                      $     0.54   $     0.46   $   0.28
             Diluted                    $     0.53   $     0.46   $   0.28

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

         The option grants for each year were calculated using the following assumptions:

         Year of       Valuation           Dividend      Expected       Risk-free       Expected
          Grant         Method              Yield       Volatility    Interest rate       Life
         -------   -----------------       --------     ----------    -------------     ----------
          1996     Flexible Binomial         3.6%          40.6%          6.4%           3.7 years
          1997     Flexible Binomial         3.6%          40.6%          6.4%           3.7 years
          1998     Black-Scholes             2.6%          47.7%          5.6%           5.0 years
          1999     Black-Scholes             2.5%          42.8%          5.8%           5.0 years
          2002     Black-Scholes             2.3%          41.2%          3.6%          10.0 years

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(8)      STOCK OPTIONS (CONTINUED)
         -------------------------

         A summary of the status of the Company's outstanding stock options as of January 3, 2004, December 28, 2002 and December 29, 2001, and changes during the years ending on those dates is presented below:

                                                      2003                          2002                        2001
                                             -----------------------       -----------------------     -------------------------
                                                           Exercise                      Exercise                      Exercise
                                             Shares (1)    Price (2)       Shares (1)    Price (2)     Shares (1)      Price (2)
                                             ----------    ---------       ----------    ---------     ----------      ---------

    Outstanding at beginning of year           476,136       $5.37          502,386        $6.18         568,801         $5.87
    Granted                                         --          --          181,250        $5.86              --            --
    Excercised                                      --          --               --           --         (39,165)        $0.57
    Forfeited/Cancelled                             --          --         (207,500)       $7.76         (27,250)        $7.73
                                               -------                     --------                      -------

    Outstanding at year-end                    476,136       $5.37          476,136        $5.37         502,386         $6.18

    Options excercisable at year-end           429,886                      390,136                      398,636
    Weighted average fair value of
      options granted during the year               --                        $2.45                           --

         The following information applies to fixed stock options outstanding at January 3, 2004:

                 Number outstanding (1)                           476,136
                 Range of exercise prices                         $4.80 to $8.10
                 Weighted-average exercise price                  $5.37
                 Weighted-average remaining contractual life      4.74 years

         ----------
         (1) As adjusted for the five-for-four stock splits in June 1997 and July 1998.
         (2) Based on the weighted-average exercise price.

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

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(9)      INCOME TAXES
         ------------

         A summary of income taxes is as follows:

                          2003        2002       2001
                       ----------   --------   --------
         Current:
             Federal   $  719,000   $649,000   $344,000
             State        161,000    144,000     83,000
         Deferred         148,000    126,000    154,000
                       ----------   --------   --------

         Total         $1,028,000   $919,000   $581,000
                       ==========   ========   ========

         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax liability relate to the following:

                                                            2003        2002
                                                        ---------    ---------
         Depreciation                                   $ 505,000    $ 402,000
         Amortization                                     245,000      192,000
         Inventories, due to additonal cost
             recorded for income tax purposes             (18,000)     (14,000)
         Accounts receivable, due to allowance
             for doubtful accounts                        (78,000)     (79,000)
         Directors' Trust                                (104,000)     (89,000)
         Accrued liabilities, due to expenses not yet
             deductible for income tax purposes           (37,000)     (47,000)
                                                        ---------    ---------
                                                        $ 513,000    $ 365,000
                                                        =========    =========

         The net deferred income tax liability is presented in the balance sheets as follows:

                                 2003        2002
                               --------   --------
         Current Asset         $133,000   $140,000
         Long-term Liability    646,000    505,000

         The effective income tax rate varied from the statutory Federal tax rate as follows:

                                            2003    2002    2001
                                            ----    ----    ----
         Federal statutory rate             34.0%   34.0%   34.0%
         State income taxes, net of
             federal income tax benefit      4.4     4.3     4.7
         Other                               1.3     1.6     1.6
                                            ----    ----    ----
         Effective income tax rate          39.7%   39.9%   40.3%
                                            ====    ====    ====

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(10)     EARNINGS PER SHARE
         ------------------

         In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                              2003         2002         2001
                                           ----------   ----------   ----------
         Numerator:
             Net income                    $1,561,778   $1,384,379   $  861,561
                                           ==========   ==========   ==========

         Denominator
             Weighted-average number of
               Common Shares outstanding    2,794,286    2,793,781    2,812,882
             Dilutive effect of stock
               options on net income           33,316       36,526        7,895
                                           ----------   ----------   ----------

                                            2,827,602    2,830,307    2,820,777
                                           ==========   ==========   ==========

         Diluted earnings per share        $     0.55   $     0.49   $     0.31
                                           ==========   ==========   ==========

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(11)     QUARTERLY FINANCIAL INFORMATION
         -------------------------------

                        First        Second         Third        Fourth
                       Quarter       Quarter       Quarter       Quarter        Year
                      ----------   -----------   -----------   -----------   -----------
2003
----
Net Sales             $9,779,753   $10,767,015   $10,984,598   $10,271,858   $41,803,224
Gross Profit          $2,070,052   $ 2,450,466   $ 2,352,311   $ 2,250,853   $ 9,123,682
Net Earnings          $  307,875   $   497,928   $   419,147   $   336,828   $ 1,561,778
Earnings Per
Common Share:
     Basic            $     0.11   $      0.18   $      0.15   $      0.12   $      0.56
     Diluted          $     0.11   $      0.18   $      0.15   $      0.11   $      0.55
Average Common
Shares Outstanding:
     Basic             2,791,226     2,793,229     2,795,166     2,797,293     2,794,286
     Diluted           2,807,647     2,796,524     2,829,568     2,873,164     2,827,602

                        First        Second         Third        Fourth
                       Quarter       Quarter       Quarter       Quarter        Year
                      ----------   -----------   -----------   -----------   -----------
2002
----
Net Sales             $8,918,133   $10,363,395   $ 9,971,156   $ 9,388,921   $38,641,605
Gross Profit          $1,904,734   $ 2,446,123   $ 2,115,625   $ 1,894,106   $ 8,360,588
Net Earnings          $  305,141   $   509,022   $   343,637   $   226,579   $ 1,384,379
Earnings Per
Common Share:
     Basic            $     0.11   $      0.18   $      0.12   $      0.08   $      0.49
     Diluted          $     0.11   $      0.18   $      0.12   $      0.08   $      0.49
Average Common
Shares Outstanding:
     Basic             2,812,826     2,787,800     2,786,142     2,788,355     2,793,781
     Diluted           2,820,594     2,845,348     2,836,547     2,818,737     2,830,307

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(12)     SUBSEQUENT EVENT
         ----------------

         On January 23, 2004, the Company entered into an agreement to purchase the land, building, machinery, equipment and other assets of Fleetwood Enterprises Inc.'s drapery manufacturing operation in Douglas, Georgia for a purchase price of $4 million in cash, plus an additional amount due on January 23, 2005 for inventory not to exceed $1,650,000. The purchase closed on January 23, 2004. A copy of the agreement was filed as an exhibit to Form 8-K filed on February 5, 2004.

         In connection with the acquisition described above, the Company entered into an agreement with Fleetwood for the Company to be the exclusive supplier of Fleetwood's drapery, bedspread and other decor requirements for a period of six years. If, at the end of three years, Fleetwood is satisfied with the performance of Decorator under this agreement, it will extend the terms of this agreement an additional three years.

         The acquisition was accounted for as a purchase. The purchase price of $4 million was allocated as follows: $1,000,000 to the land, building, machinery and equipment, and $3,000,000 to the supply agreement. The Company has recognized the supply agreement as an identifiable intangible asset and is amortizing it over the six year minimum life of the supply agreement.

         The acquired business is engaged in the manufacture of curtains, valances, bedspreads and other decor items. Fleetwood used the acquired business to supply most of its manufactured housing and some of its recreational vehicle requirements for these items. Sales to other customers are negligible. The Company intends to operate this facility for up to six months during which time it will assign production from the acquired business to various of its other facilities. The equipment and inventory acquired in the transaction will be transferred to other facilities and the real estate will be placed for sale.

         The Company used internal funds for the purchase price paid at closing and will likely generate sufficient funds internally to satisfy the remaining obligation due in one year. At the date of closing, the Company's $5,000,000 line of credit was unused. The Company does expect to use its line of credit for working capital requirements during 2004.

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------

The Board of  Directors
  and Stockholders of
DECORATOR INDUSTRIES, INC.

         The audit referred to in our opinion dated February 13, 2004 on the financial statements as of January 3, 2004 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in Item 15 (a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.

                                           LOUIS PLUNG & COMPANY, LLP
                                           Certified Public Accountants

Pittsburgh, Pennsylvania
February 13, 2004

                           DECORATOR INDUSTRIES, INC.
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A      COLUMN B                  COLUMN C             COLUMN D         COLUMN E
                                                   Additions
                                             (1)              (2)
                                          Charged to       Charged to
                         Balance at         Costs            Other                        Balance at
                          Beginning          And            Accounts     Deductions           End
Description               of Period        Expenses        Described      Described        of Period
-----------              ----------       ----------       -----------   ----------       -----------
DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

              2003         $202,933          $40,000           $0         $42,335 (A)     $ 200,598

              2002         $221,462          $52,500           $0         $71,029 (A)     $ 202,933

              2001         $144,395         $155,864           $0         $78,797 (A)     $ 221,462

----------
(A) Write-off bad debts