Form 10-Q
period 2004-04-03
DECORATOR INDUSTRIES INC
filed 2004-05-14
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 2004

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

                                  Yes [ ]   No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Title of each class                         Outstanding at May 14, 2004
      -------------------                         ---------------------------
Common Stock, Par Value $.20 Per Share                      2,812,155

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

                                                                       April 3,     January 3,
                                                                         2004          2004
                                                                     -----------   -----------
                                                                     (UNAUDITED)
         ASSETS
         ------
CURRENT ASSETS:
     Cash and Cash Equivalents                                       $   325,106   $ 3,991,631
     Accounts Receivable, less allowance for
         doubtful accounts ($201,094 and $200,598)                     4,959,773     3,519,418
     Inventories                                                       5,402,973     4,123,397
     Other Current Assets                                                387,284       274,285
                                                                     -----------   -----------
TOTAL CURRENT ASSETS                                                  11,075,136    11,908,731
                                                                     -----------   -----------
Property and Equipment
     Land, Buildings & Improvements                                    5,636,096     5,114,341
     Machinery, Equipment, Furniture & Fixtures                        6,312,433     6,064,877
                                                                     -----------   -----------
Total Property and Equipment                                          11,948,529    11,179,218
     Less: Accumulated Depreciation and Amortization                   5,330,680     5,157,452
                                                                     -----------   -----------
Net Property and Equipment                                             6,617,849     6,021,766
                                                                     -----------   -----------
Goodwill, less accumulated Amortization of $1,348,569                  2,731,717     2,731,717
Identifiable intangible asset, less accumulated Amortization
     of $144,000                                                       4,356,000            --
Other Assets                                                             214,384       426,108
                                                                     -----------   -----------
TOTAL ASSETS                                                         $24,995,086   $21,088,322
                                                                     ===========   ===========
         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------
CURRENT LIABILITIES:
     Accounts Payable                                                $ 3,509,224   $ 1,878,683
     Current Maturities of Long-term Debt                                166,628       166,251
     Accrued Expenses:
         Income Taxes                                                    237,274            --
         Compensation                                                    657,675       940,158
         Acquisition Liability                                         1,586,371            --
         Other                                                         1,309,883       915,777
                                                                     -----------   -----------
TOTAL CURRENT LIABILITIES                                              7,467,055     3,900,869
                                                                     -----------   -----------
Long-Term Debt                                                         1,884,155     1,926,832
Deferred Income Taxes                                                    672,000       646,000
                                                                     -----------   -----------
TOTAL LIABILITIES                                                     10,023,210     6,473,701
                                                                     -----------   -----------
Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
         Issued shares, 4,485,728                                        897,146       897,146
     Paid-in Capital                                                   1,373,773     1,426,435
     Retained Earnings                                                20,921,252    20,576,497
                                                                     -----------   -----------
                                                                      23,192,171    22,900,078
     Less: Treasury stock, at cost: 1,673,573 and 1,686,840 shares     8,220,295     8,285,457
                                                                     -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                            14,971,876    14,614,621
                                                                     -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $24,995,086   $21,088,322
                                                                     ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                 For the Thirteen Weeks Ended
                                                 ----------------------------
                                             April 3, 2004               March 29, 2003
                                      -------------------------     -------------------------
Net Sales                             $ 12,792,048       100.00%    $  9,779,753       100.00%
Cost of Products Sold                   10,206,213        79.79%       7,709,701        78.83%
                                      ------------                  ------------
Gross Profit                             2,585,835        20.21%       2,070,052        21.17%

Selling and Administrative Expenses      1,877,441        14.67%       1,560,724        15.96%
                                      ------------                  ------------
Operating Income                           708,394         5.54%         509,328         5.21%

Other Income (Expense)
     Interest and Investment Income         27,441         0.21%          15,891         0.16%
     Interest Expense                      (26,762)       (0.21)%        (10,344)       (0.10)%
                                      ------------                  ------------
Earnings Before Income Taxes               709,073         5.54%         514,875         5.27%
Provision for Income Taxes                 280,000         2.19%         207,000         2.12%
                                      ------------                  ------------

NET INCOME                            $    429,073         3.35%    $    307,875         3.15%
                                      ============                  ============

EARNINGS PER SHARE
     BASIC                            $       0.15                  $       0.11


     DILUTED                          $       0.15                  $       0.11

Weighted Average Number of Shares Outstanding
     Basic                               2,805,963                     2,791,226
     Diluted                             2,928,728                     2,807,647


    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      For the Thirteen Weeks Ended
                                                      -----------------------------
                                                      April 3, 2004  March 29, 2003
                                                      -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                          $   429,073    $   307,875
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
      Depreciation and Amortization                        333,918        176,311
      Provision for Losses on Accounts Receivable               --         10,000
      Deferred Taxes                                        14,000         (4,000)
      (Gain)/Loss on Disposal of Assets                       (584)         9,119
   Increase (Decrease) from Changes in:
      Accounts Receivable                               (1,440,355)      (591,116)
      Inventories                                          (22,462)       629,463
      Prepaid Expenses                                    (100,999)       (13,811)
      Other Assets                                         211,724       (128,016)
      Accounts Payable                                   1,630,541        107,661
      Accrued Expenses                                     348,897       (337,715)
                                                       -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                1,403,753        165,771
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid for acquisitions                       (4,502,153)            --
   Capital Expenditures                                   (455,157)       (53,231)
   Proceeds from Property Dispositions                       1,150             --
                                                       -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                   (4,956,160)       (53,231)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                 (42,300)       (31,413)
   Dividend Payments                                       (84,318)       (83,726)
   Issuance of Stock for Directors Trust                    12,500         10,000
                                                       -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                     (114,118)      (105,139)

Net (Decrease) Increase in Cash and Cash Equivalents    (3,666,525)         7,401
Cash and Cash Equivalents at Beginning of Year           3,991,631      2,117,762
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   325,106    $ 2,125,163
                                                       ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                         $    13,865    $     6,289
      Income Taxes                                     $    21,468    $    25,091


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED APRIL 3, 2004 AND MARCH 29, 2003
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 3, 2004, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended April 3, 2004 and March 29, 2003.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 3, 2004. The results of operations for the thirteen week periods ended April 3, 2004 and March 29, 2003 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at April 3, 2004 and January 3, 2004 consisted of the following:

                                                April 3, 2004   January 3, 2004
                                                -------------   ---------------
         Raw Material and supplies                $4,659,603      $3,506,619
         In Process and Finished Goods               743,370         616,778
                                                  ----------      ----------
         Total Inventory                          $5,402,973      $4,123,397
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

                                                   For the Thirteen Weeks Ended
                                                   April 3, 2004  March 29, 2003
                                                   -------------  --------------
         Numerator:
            Net income                               $  429,073      $  307,875
                                                     ==========      ==========
         Denominator:
            Weighted-average number of
                common shares outstanding             2,805,963       2,791,226

            Dilutive effect of
                stock options on net income             122,765          16,421
                                                     ----------      ----------
                                                      2,928,728       2,807,647
                                                     ==========      ==========

            Diluted earnings per share:              $     0.15      $     0.11
                                                     ==========      ==========

NOTE 5.  BUSINESS ACQUISITION

         On January 22, 2004, the Company entered into an agreement, effective January 26, 2004, to purchase the land, building, machinery, equipment, inventory and other assets of Fleetwood Enterprises Inc.'s ("Fleetwood") drapery operation in Douglas, Georgia for a purchase price of $4 million in cash, plus an additional amount for inventory of up to $1,257,114. Payment for the inventory is due to Fleetwood on January 24, 2005 and will include interest at 4%.

         In connection with the acquisition, the Company and Fleetwood entered into an agreement for the Company to be the exclusive supplier of Fleetwood's drapery, bedspread, and other decor requirements for a period of six years. If, at the end of three years, Fleetwood is satisfied with the Company's performance under this agreement, it will extend the terms of this agreement an additional three years.

         The acquired business was engaged in the manufacture of curtains, valances, bedspreads and other decor items. Fleetwood used the acquired business to supply most of its Manufactured Housing and some of its Recreational Vehicle requirements for these items. Sales to other customers were negligible.

         The Company used internal funds for the purchase price paid at closing and will likely generate sufficient funds internally to satisfy the remaining obligation due in one year. At the date of closing, the Company's $5,000,000 line of credit was unused. The Company does expect to use its line of credit for working capital requirements during 2004.

         Fleetwood was the Company's largest customer in 2003, representing approximately 26% of total sales. The combined sales of the acquired business and the Company's to Fleetwood's Manufactured Housing and Recreational Vehicle businesses would have been approximately 36% of the Company's total sales in 2003.

         The total acquisition cost and liability is as follows:

             Total Acquisition Cost                              $ 6,088,524
             Cash Paid through April 3, 2004                       4,502,153
                                                                 -----------
             Acquisition Liability at April 3, 2004              $ 1,586,371
                                                                 ===========

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
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

FINANCIAL CONDITION
-------------------

The Company's financial ratios changed significantly as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 11.18%

                                            April 3, 2004       January 3, 2004
                                            -------------       ---------------
          Current Ratio                        1.48                 3.05
          Quick Ratio                          0.76                 2.00
          LT Debt to Total Capital            11.18%               11.65%
          Working Capital                   $3,608,081           $8,007,862

The change in the Company's financial ratios reflects the acquisition in January 2004 of Fleetwood's drapery operation in Douglas, Georgia. The Company paid $4,000,000 at closing and on January 24, 2005 will pay up to $1,257,114, plus interest at 4%, for inventory purchased from Fleetwood. The Company used internal funds for the purchase price paid at closing and will likely generate sufficient funds to satisfy the remaining obligation due in one year.

Days sales outstanding in accounts receivable were 34.3 days at April 3, 2004, compared to 36.3 days at March 29, 2003. Net accounts receivable increased by $964,029 and inventories increased by $1,644,366 from March 29, 2003 to April 3, 2004. These increases are attributable to the acquisition of the Fleetwood Drapery operation and to the overall increase in business.

Capital expenditures, excluding the assets acquired from Fleetwood, were $455,157 for the quarter ended April 3, 2004. This was primarily due to a building addition to the Company's Elkhart, Indiana facility of $256,982, which increased the Company's pleated shade capacity by 50%.

Management does not foresee any events which will adversely affect its liquidity during 2004. As of April 3, 2004, the Company had no outstanding obligation on its line of credit. The Company does expect to use its line of credit for working capital requirements during 2004. The line of credit is also available to fund additional acquisitions.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations.(continued)
         ---------------------------------

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statements of Earnings:

                                                   First               First
                                                  Quarter             Quarter
                                                    2004               2003
                                                    ----               ----
                 Earnings Ratios
                 ---------------
         Net sales                                 100.0%             100.0%
         Cost of products sold                      79.8               78.8
         Selling and administrative                 14.7               16.0
         Interest and investment income            (0.2)               (0.2)
         Interest expense                           0.2                 0.1
         Income taxes                               2.2                 2.1
         Net earnings                               3.4                 3.2

THIRTEEN WEEK PERIOD ENDED APRIL 3, 2004, (FIRST QUARTER 2004) COMPARED TO THIRTEEN WEEK PERIOD ENDED MARCH 29, 2003, (FIRST QUARTER 2003)
---------------------------------------------------------------

Net sales for the First Quarter 2004 were $12,792,048, compared to $9,779,753 for the same period in the previous year, a 30.8% increase. Excluding sales of about $1.1 million arising from the acquisition of Fleetwood's drapery operation, net sales of existing business increased more than 19%. Sales to the Company's recreational vehicle customers increased about 35%, compared to the same period of the prior year. This compares to an increase of 19% in factory shipments by the recreational vehicle industry for the same quarter. Sales to the Company's manufactured housing customers were essentially flat and sales to the Company's hospitality customers declined about 5% for the quarter ended April 3, 2004 compared to the same quarter of the prior year.

Cost of products sold increased to 79.8% in the First Quarter 2004 compared to 78.8% a year ago. A somewhat negative impact from product mix and higher manufacturing expenses were partially offset by increased sales volumes.

Selling and administrative expenses were $1,877,441 in the First Quarter 2004 versus $1,560,724 in the First Quarter 2003. The increase is largely due to amortization expense of the intangible asset resulting from the Fleetwood acquisition, higher salaries and travel expenses related to the ongoing implementation of the Company's Enterprise-Resource-Planning system, and a greater accrual for performance bonuses. As a percentage of sales, selling and administrative expenses decreased from 16.0% to 14.7% due to increased sales volume.

Interest expense increased to $26,762 in the First Quarter 2004 from $10,334 in the First Quarter 2003 because of periodic borrowings on the Company's line of credit, interest on the inventory purchased from Fleetwood in January 2004, and interest on the loan secured by the Company's Elkhart, Indiana facility which was not outstanding during the First Quarter 2003.

Net income increased to $429,073 in the First Quarter of 2004 compared to $307,875 in the First Quarter of 2003, an increase of 39%. This increase is largely the result of increased sales, partially offset by increased administrative expenses. The Company's EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) increased by 52% to $1,069,753 from $701,530 in the first quarter of 2003.

Item 4.  Controls and Procedures.
-------  -----------------------

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
         --------
                  31.1  -  Certification of President

                  31.2  -  Certification of Treasurer

                  32    -  Certificate required by 18 U.S.C.ss.1350.

(b) The Company filed a report on Form 8-K on February 5, 2004, to announce the acquisition of Fleetwood Enterprises, Inc.'s drapery manufacturing operation in Douglas, Georgia on January 23, 2004, as well as the signing of an agreement where the Company will be the exclusive supplier of Fleetwood's drapery, bedspread, and other decor requirements for a period of six years.

         The Company filed a report on Form 8-K on March 4, 2004 for the purpose of furnishing the Company's March 2, 2004 press release announcing the results for the fiscal quarter and fiscal year ended January 3, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DECORATOR INDUSTRIES, INC.
                                                        (Registrant)



      Date: May 14, 2004                          By: /s/  William A. Bassett
            ------------                              -----------------------
                                                  William A. Bassett, President


      Date: May 14, 2004                          By: /s/  Michael K. Solomon
            ------------                              ------------------------
                                                  Michael K. Solomon, Treasurer