Form 10-Q
period 2004-07-03
DECORATOR INDUSTRIES INC
filed 2004-08-17
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 2004

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

                                   Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Title of each class                       Outstanding at August 17, 2004
        -------------------                       ------------------------------
Common Stock, Par Value $.20 Per Share                   2,819,706 shares

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

                                                                          July 3,       January 3,
                                                                           2004            2004
                                                                        -----------     -----------
                                                                        (UNAUDITED)
                                ASSETS
CURRENT ASSETS:
      Cash and Cash Equivalents                                         $   141,924     $ 3,991,631
      Accounts Receivable, less allowance for
         doubtful accounts ($200,202 and $200,598)                        5,412,664       3,519,418
      Inventories                                                         5,701,348       4,123,397
      Other Current Assets                                                  524,593         274,285
                                                                        -----------     -----------
TOTAL CURRENT ASSETS                                                     11,780,529      11,908,731
                                                                        -----------     -----------

Property and Equipment
      Land, Buildings & Improvements                                      5,682,523       5,114,341
      Machinery, Equipment, Furniture & Fixtures                          6,362,926       6,064,877
                                                                        -----------     -----------
Total Property and Equipment                                             12,045,449      11,179,218
      Less: Accumulated Depreciation and Amortization                     5,527,189       5,157,452
                                                                        -----------     -----------
Net Property and Equipment                                                6,518,260       6,021,766
                                                                        -----------     -----------

Goodwill, less accumulated Amortization of $1,348,569                     2,731,717       2,731,717
Identifiable intangible asset, less accumulated Amortization
      of $331,500                                                         4,168,500              --
Other Assets                                                                258,052         426,108
                                                                        -----------     -----------

TOTAL ASSETS                                                            $25,457,058     $21,088,322
                                                                        ===========     ===========

                LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable                                                  $ 3,902,812     $ 1,878,683
      Current Maturities of Long-term Debt                                  170,495         166,251
      Accrued Expenses:
         Income Taxes                                                        22,535              --
         Compensation                                                       845,159         940,158
         Acquisition Liability                                            1,391,936              --
         Other                                                            1,105,729         915,777
                                                                        -----------     -----------
TOTAL CURRENT LIABILITIES                                                 7,438,666       3,900,869
                                                                        -----------     -----------

Long-Term Debt                                                            1,837,922       1,926,832
Deferred Income Taxes                                                       670,000         646,000
                                                                        -----------     -----------
TOTAL LIABILITIES                                                         9,946,588       6,473,701
                                                                        -----------     -----------

Stockholders' Equity
      Common Stock $.20 par value: Authorized shares, 10,000,000;
         Issued shares, 4,485,728                                           897,146         897,146
      Paid-in Capital                                                     1,381,503       1,426,435
      Retained Earnings                                                  21,429,766      20,576,497
                                                                        -----------     -----------
                                                                         23,708,415      22,900,078
      Less: Treasury stock, at cost: 1,669,022 and 1,686,840 shares       8,197,945       8,285,457
                                                                        -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                               15,510,470      14,614,621
                                                                        -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $25,457,058     $21,088,322
                                                                        ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                         For the Thirteen Weeks Ended                For the Twenty-Six Weeks Ended
                                  -------------------------------------------   ------------------------------------------
                                    July 3, 2004             June 28, 2003          July 3, 2004          June 28, 2003
                                  --------------------   --------------------   -------------------   --------------------
Net Sales                        $ 14,320,830  100.00%  $ 10,767,015  100.00%  $ 27,112,878 100.00%  $ 20,546,768  100.00%
Cost of Products Sold              11,240,647   78.49%     8,316,549   77.24%    21,446,860  79.10%    16,026,250   78.00%
                                 ------------           ------------           ------------          ------------
Gross Profit                        3,080,183   21.51%     2,450,466   22.76%     5,666,018  20.90%     4,520,518   22.00%
Selling and
  Administrative Expenses           2,099,941   14.67%     1,640,167   15.23%     3,977,382  14.67%     3,200,891   15.58%
                                 ------------           ------------           ------------          ------------
Operating Income                      980,242    6.84%       810,299    7.53%     1,688,636   6.23%     1,319,627    6.42%
Other Income (Expense)
    Interest and
      Investment Income                26,035    0.18%        26,071    0.24%        53,476   0.20%        41,962    0.20%
    Interest Expense                  (28,308)  -0.19%       (13,442)  -0.13%       (55,070) -0.21%       (23,786)  -0.11%
                                 ------------           ------------           ------------          ------------
Earnings Before Income Taxes          977,969    6.83%       822,928    7.64%     1,687,042   6.22%     1,337,803    6.51%
Provision for Income Taxes            385,000    2.69%       325,000    3.02%       665,000   2.45%       532,000    2.59%
                                 ------------           ------------           ------------          ------------
NET INCOME                       $    592,969    4.14%  $    497,928    4.62%  $  1,022,042   3.77%  $    805,803    3.92%
                                 ============           ============           ============          ============
EARNINGS PER SHARE
       BASIC                     $       0.21           $       0.18           $       0.36          $       0.29
                                 ============           ============           ============          ============
       DILUTED                   $       0.20           $       0.18           $       0.35          $       0.29
                                 ============           ============           ============          ============
   Weighted Average
     Number of Shares
     Outstanding
       Basic                        2,813,699              2,793,229              2,809,831             2,792,228
       Diluted                      2,956,044              2,796,524              2,942,386             2,802,086

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        For the Twenty-six Weeks Ended
                                                        ------------------------------
                                                         July 3, 2004    June 28, 2003
                                                         ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                           $ 1,022,042      $   805,803
    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
       Depreciation and Amortization                         718,270          350,305
       Provision for Losses on Accounts Receivable                --           20,000
       Deferred Taxes                                         15,000           38,000
       (Gain) Loss on Disposal of Assets                        (584)          10,767
    Increase (Decrease) from Changes in:
       Accounts Receivable                                (1,893,246)        (947,070)
       Inventories                                          (320,837)         349,444
       Prepaid Expenses                                     (241,308)         (23,384)
       Other Assets                                          168,056          (80,997)
       Accounts Payable                                    2,024,129        1,018,074
       Accrued Expenses                                      117,488          (65,605)
                                                         -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,609,010        1,475,337
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisitions                        (4,696,588)              --
    Capital Expenditures                                    (552,420)        (397,197)
    Proceeds from Property Dispositions                        1,150              900
                                                         -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                     (5,247,858)        (396,297)
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term Debt Payments                                  (84,666)         (62,878)
    Dividend Payments                                       (168,773)        (167,512)
    Proceeds from Exercise of Stock Options                   17,580               --
    Issuance of Stock for Directors Trust                     25,000           20,000
    Proceeds on Debt from Building                                --          640,000
                                                         -----------      -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (210,859)         429,610

Net (Decrease) Increase in Cash and Cash Equivalents      (3,849,707)       1,508,650
Cash and Cash Equivalents at Beginning of Year             3,991,631        2,117,762
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   141,924      $ 3,626,412
                                                         ===========      ===========

Supplemental Disclosures of Cash Flow Information:
    Cash Paid for:
       Interest                                          $    26,527      $    12,898
       Income Taxes                                      $   621,757      $   245,259

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              TWENTY-SIX WEEKS ENDED JULY 3, 2004 AND JUNE 28, 2003
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 3, 2004, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended July 3, 2004 and June 28, 2003.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 3, 2004. The results of operations for the twenty-six week periods ended July 3, 2004 and June 28, 2003 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at July 3, 2004 and January 3, 2004 consisted of the following:

                                          July 3, 2004       January 3, 2004
                                          ------------       ---------------
         Raw Material and supplies         $5,238,787          $3,506,619
         In Process and Finished Goods        462,561             616,778
                                           ----------          ----------
         Total Inventory                   $5,701,348          $4,123,397
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

                                                For the Thirteen Weeks Ended           For the Twenty-Six Weeks Ended
                                             ---------------------------------       ---------------------------------
                                             July 3, 2004        June 28, 2003       July 3, 2004        June 28, 2003
                                             ------------        -------------       ------------        -------------
Numerator:
     Net income                               $  592,969          $  497,928          $1,022,042          $  805,803
                                              ==========          ==========          ==========          ==========
Denominator:
     Weighted-average number of
         common shares outstanding             2,813,699           2,793,229           2,809,831           2,792,228

     Dilutive effect of
         stock options on net income             142,345               3,295             132,555               9,858
                                              ----------          ----------          ----------          ----------

                                               2,956,044           2,796,524           2,942,386           2,802,086
                                              ==========          ==========          ==========          ==========

     Diluted earnings per share:              $     0.20          $     0.18          $     0.35          $     0.29
                                              ==========          ==========          ==========          ==========

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

         The Company used internal funds for the purchase price paid at closing and will likely generate sufficient funds internally to satisfy the remaining obligation due in January 2005. At the date of closing, the Company's $5,000,000 line of credit was unused. The Company does expect to use its line of credit for working capital requirements during 2004.

         Fleetwood was the Company's largest customer in 2003, representing approximately 26% of total sales. The combined sales of the acquired business and the Company's to Fleetwood's Manufactured Housing and Recreational Vehicle businesses would have been approximately 36% of the Company's total sales in 2003.

         The total acquisition cost and liability is as follows:

                  Total Acquisition Cost                  $6,088,524
                  Cash Paid through July 3, 2004           4,696,588
                                                          ----------

                  Acquisition Liability at July 3, 2004   $1,391,936
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

FINANCIAL CONDITION

The Company's financial ratios changed significantly as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 10.59%

                              July 3, 2004     April 3, 2004     January 3, 2004
                              ------------     -------------     ---------------
Current Ratio                       1.58              1.48               3.05
Quick Ratio                         0.82              0.76               2.00
LT Debt to Total Capital           10.59%            11.18%             11.65%
Working Capital               $4,341,863        $3,608,081         $8,007,862

The change in the Company's financial ratios reflects the acquisition in January 2004 of Fleetwood's drapery operation in Douglas, Georgia. The Company paid $4,000,000 at closing and on January 24, 2005 will pay up to $1,257,114, plus interest at 4%, for inventory purchased from Fleetwood. The Company used internal funds for the purchase price paid at closing and will likely generate sufficient funds to satisfy the remaining obligation.

Days sales outstanding in accounts receivable were 33.4 days at July 3, 2004, compared to 35.8 days at June 28, 2003. Net accounts receivable increased by $1,070,965 and inventories increased by $1,662,722 from June 28, 2003 to July 3, 2004. These increases are attributable to the acquisition of the Fleetwood Drapery operation and to the overall increase in business.

Capital expenditures, excluding the assets acquired from Fleetwood, were $552,420 for the twenty-six weeks ended July 3, 2004. This was primarily due to a building addition to the Company's Elkhart, Indiana facility of $303,410, which increased the Company's pleated shade capacity by 50%.

The Company is under contract to purchase a manufacturing facility in Phoenix, Arizona. The cost of this facility is $1,485,000 and is scheduled to close before the end of August 2004. The Company will use its line of credit to finance this purchase. As of this date, the Company has no borrowings against its $5,000,000 line of credit.

Management does not foresee any events which will adversely affect its liquidity during 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

RESULTS OF OPERATIONS

The following tables show the percentage relationship to net sales of certain items in the Company's Statements of Earnings:

                                         Second     Second
                                         Quarter    Quarter    YTD        YTD
            Earnings Ratios               2004       2003      2004       2003
            ---------------              -------    -------   -----      -----
         Net sales                        100.0%    100.0%    100.0%     100.0%
         Cost of products sold             78.49     77.24     79.10      78.00
         Selling and administrative        14.67     15.23     14.67      15.58
         Interest and investment income    (0.18)    (0.24)    (0.20)     (0.20)
         Interest expense                   0.19      0.13      0.21       0.11
         Income taxes                       2.69      3.02      2.45       2.59
         Net income                         4.14      4.62      3.77       3.92


THIRTEEN WEEK PERIOD ENDED JULY 3, 2004, (SECOND QUARTER 2004) COMPARED TO THIRTEEN WEEK PERIOD ENDED JUNE 28, 2003, (SECOND QUARTER 2003)

Net sales for the Second Quarter 2004 were $14,320,830, compared to $10,767,015 for the same period in the previous year, a 33% increase. Excluding sales arising from the acquisition of Fleetwood's drapery operation, net sales of existing business increased approximately 17%. Sales to the Company's recreational vehicle customers increased about 36% compared to the same period of the prior year, partially due to the additional Fleetwood business. Sales to the Company's manufactured housing customers increased by 36%, due to the additional Fleetwood business. Sales to the Company's hospitality customers increased about 21% for the quarter ended July 3, 2004 compared to the same quarter of the prior year.

Cost of products sold increased to 78.5% in the Second Quarter 2004 compared to 77.2% a year ago. Increases in material and labor expenses were responsible for the overall increase in cost of goods sold percentage.

Selling and administrative expenses were $2,099,941 in the Second Quarter 2004 versus $1,640,167 in the Second Quarter 2003. The increase is largely due to amortization expense of the intangible asset resulting from the Fleetwood acquisition ($187,500), and expenses related to the ongoing implementation of the Company's Enterprise-Resource-Planning system (approximately $47,000). As a percentage of sales, selling and administrative expenses decreased from 15.2% to 14.7% due to increased sales volume.

Interest expense increased to $28,308 in the Second Quarter 2004 from $13,442 in the Second Quarter 2003 because of periodic borrowings on the Company's line of credit, interest on the inventory purchased from Fleetwood in January 2004, and interest on the loan secured by the Company's Elkhart, Indiana facility which was not outstanding during part of the Second Quarter 2003.

Net income increased to $592,969 in the Second Quarter of 2004 compared to $497,928 in the Second Quarter of 2003, an increase of 19.1%. This increase is largely the result of increased sales, partially offset by increased administrative expenses. The Company's EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) increased by 37.6% to $1,390,629 from $1,010,364 in the Second Quarter of 2003.

TWENTY-SIX WEEK PERIOD ENDED JULY 3, 2004, (FIRST SIX MONTHS 2004) COMPARED TO TWENTY-SIX WEEK PERIOD ENDED JUNE 28, 2003, (FIRST SIX MONTHS 2003)

Net sales for the First Six Months 2004 were $27,112,878, compared to $20,546,768 for the same period in the previous year, a 32% increase. Excluding sales arising from the acquisition of Fleetwood's drapery operation, net sales of existing business increased more than 18%. Sales to the Company's recreational vehicle customers increased about 40% compared to the same period of the prior year, partially due to the additional Fleetwood business. Sales to the Company's manufactured housing customers increased by 34%, due to the additional Fleetwood business. Sales to the Company's hospitality customers increased about 10% for the six months ended July 3, 2004 compared to the same period of the prior year.

Cost of products sold increased to 79.1% in the First Six Months 2004 compared to 78.0% a year ago. Increases in material and labor expenses were responsible for the overall increase in cost of goods sold percentage.

Selling and administrative expenses were $3,977,382 in the First Six Months 2004 versus $3,200,891 in the First Six Months 2003. The increase is largely due to amortization expense of the intangible asset resulting from the Fleetwood acquisition ($331,500) and expenses related to the ongoing implementation of the Company's Enterprise-Resource-Planning system (approximately $68,000). As a percentage of sales, selling and administrative expenses decreased from 15.6% to 14.7% due to increased sales volume.

Interest expense increased to $55,070 in the First Six Months 2003 from $23,786 in the First Six Months 2003 because of periodic borrowings on the Company's line of credit, interest on the inventory purchased from Fleetwood in January 2004, and interest on the loan secured by the Company's Elkhart, Indiana facility which was not outstanding during the entire First Six Months 2003.

Net income increased to $1,022,042 in the First Six Months 2004 compared to $805,803 in the First Six Months 2003, an increase of 26.8%. This increase is largely the result of increased sales, partially offset by increased administrative expenses. The Company's EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) increased by 43.7% to $2,460,382 from $1,711,894 in the first Six Months 2003.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits filed herewith:

                    10T.2 Amendment dated May 25, 2004 to the Employment agreement between the registrant and William Bassett.

                    10U.3 1995 Incentive Stock Option Plan, as amended to date.

                    10W.1 Amended and Restated Stock Plan for Non-Employee Directors and related Grantor Trust Agreement, as amended, effective July 1, 2004.

                    31.1    Certification of President

                    31.2    Certification of Treasurer

                    32      Certificate required by 18 U.S.C.ss.1350.


         (b) No reports on Form 8-K were filed by the Company during the quarterly period ended July 3, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DECORATOR INDUSTRIES, INC.
                                                   (Registrant)



Date: August 17, 2004                       By: /s/ William A. Bassett
                                                -------------------------
                                            William A. Bassett, President


Date: August 17, 2004                       By: /s/ Michael K. Solomon
                                                -------------------------
                                            Michael K. Solomon, Treasurer