Form 10-Q
period 2004-10-02
DECORATOR INDUSTRIES INC
filed 2004-11-16
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                       25-1001433
 --------------------------------------                   ---------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 10011 Pines Blvd., Suite #201, Pembroke Pines, Florida       33024
 ------------------------------------------------------   ---------------
          (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

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

                                  Yes [ ]  No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Title of each class                  Outstanding at November 16, 2004
       -------------------                  --------------------------------
Common Stock, Par Value $.20 Per Share             2,824,235 shares

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS


            ASSETS                                                   October 2,     January 3,
                                                                         2004         2004
                                                                     -----------   -----------
                                                                     (UNAUDITED)
Current Assets:
     Cash and Cash Equivalents                                       $   114,032   $ 3,991,631
     Accounts Receivable, less allowance for
        doubtful accounts ($200,202 and $200,598)                      4,569,218     3,519,418
     Inventories                                                       5,635,021     4,123,397
     Other Current Assets                                                408,916       274,285
                                                                     -----------   -----------
Total Current Assets                                                  10,727,187    11,908,731
                                                                     -----------   -----------

Property and Equipment
     Land, Buildings & Improvements                                    7,241,898     5,114,341
     Machinery, Equipment, Furniture & Fixtures                        6,455,589     6,064,877
                                                                     -----------   -----------
Total Property and Equipment                                          13,697,487    11,179,218
     Less: Accumulated Depreciation and Amortization                   5,724,738     5,157,452
                                                                     -----------   -----------
Net Property and Equipment                                             7,972,749     6,021,766
                                                                     -----------   -----------

Goodwill, less accumulated Amortization of $1,348,569                  2,731,717     2,731,717
Identifiable intangible asset, less accumulated Amortization
     of $519,000                                                       4,032,323          --
Other Assets                                                             260,484       426,108
                                                                     -----------   -----------

Total Assets                                                         $25,724,460   $21,088,322
                                                                     ===========   ===========

        LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                                $ 3,288,482   $ 1,878,683
     Current Maturities of Long-term Debt                                170,745       166,251
     Accrued Expenses:
        Income Taxes                                                     232,423          --
        Compensation                                                   1,008,020       940,158
        Acquisition Liability                                          1,257,114          --
        Other                                                          1,454,007       915,777
                                                                     -----------   -----------
Total Current Liabilities                                              7,410,791     3,900,869
                                                                     -----------   -----------

Long-Term Debt                                                         1,795,245     1,926,832
Deferred Income Taxes                                                    662,000       646,000
                                                                     -----------   -----------
Total Liabilities                                                      9,868,036     6,473,701
                                                                     -----------   -----------

Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares (4,487,728 and 4,485,728)                          897,546       897,146
     Paid-in Capital                                                   1,415,506     1,426,435
     Retained Earnings                                                21,714,159    20,576,497
                                                                     -----------   -----------
                                                                      24,027,211    22,900,078
     Less: Treasury stock, at cost: 1,663,493 and 1,686,840 shares     8,170,787     8,285,457
                                                                     -----------   -----------
Total Stockholders' Equity                                            15,856,424    14,614,621
                                                                     -----------   -----------
Total Liabilities and Stockholders' Equity                           $25,724,460   $21,088,322
                                                                     ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                  For the Thirteen Weeks Ended                For the Thirty-Nine Weeks Ended
                                                  ----------------------------                -------------------------------
                                            October 2, 2004      September 27, 2003       October 2, 2004       September 27, 2003
                                            ---------------      ------------------       ---------------       ------------------

   Net Sales                             $ 12,123,515  100.00%  $10,984,598   100.00%   $ 39,236,393  100.00%  $ 31,531,366 100.00%
   Cost of Products Sold                    9,587,728   79.08%    8,632,287    78.59%     31,034,588   79.10%    24,658,537  78.20%
                                         ------------           -----------             ------------           ------------
   Gross Profit                             2,535,787   20.92%    2,352,311    21.41%      8,201,805   20.90%     6,872,829  21.80%

   Selling and Administrative Expenses      1,908,195   15.74%    1,677,318    15.27%      5,885,577   15.00%     4,878,209  15.47%
                                         ------------           -----------             ------------           ------------
   Operating Income                           627,592    5.18%      674,993     6.14%      2,316,228    5.90%     1,994,620   6.33%

   Other Income (Expense)
        Interest and Investment Income         20,148    0.17%       35,258     0.32%         73,624    0.19%        77,220   0.24%
        Interest Expense                      (28,755)  -0.24%      (16,104)   -0.14%        (83,825)  -0.21%       (39,890) -0.13%
                                         ------------           -----------             ------------           ------------
   Earnings Before Income Taxes               618,985    5.11%      694,147     6.32%      2,306,027    5.88%     2,031,950   6.44%
   Provision for Income Taxes                 250,000    2.07%      275,000     2.50%        915,000    2.33%       807,000   2.56%
                                         ------------           -----------             ------------           ------------

   Net Income                            $    368,985    3.04%  $   419,147     3.82%   $  1,391,027    3.55%  $  1,224,950   3.88%
                                         ============           ===========             ============           ============


   EARNINGS PER SHARE
        Basic                            $       0.13           $      0.15             $       0.49           $       0.44
                                         ============           ===========             ============           ============

        Diluted                          $       0.12           $      0.15             $       0.47           $       0.44
                                         ============           ===========             ============           ============

   Weighted Average Number of Shares Outstanding
        Basic                               2,820,107             2,795,166                2,813,256              2,793,207
        Diluted                             2,993,534             2,829,568                2,959,435              2,811,246



    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the Thirty-nine Weeks Ended
                                                         -------------------------------
                                                       October 2, 2004   September 27, 2003
                                                       ---------------   ------------------


Cash Flows From Operating Activities:
   Net Income                                            $ 1,391,027        $ 1,224,950
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
      Depreciation and Amortization                        1,103,252            525,261
      Provision for Losses on Accounts Receivable               --               30,000
      Deferred Taxes                                          13,000             87,000
      (Gain) Loss on Disposal of Assets                          (62)            11,864
   Increase (Decrease) from Changes in:
      Accounts Receivable                                 (1,049,800)        (1,226,026)
      Inventories                                           (254,510)           201,767
      Prepaid Expenses                                      (131,631)          (105,254)
      Other Assets                                           165,624            100,170
      Accounts Payable                                     1,409,799            696,997
      Accrued Expenses                                       838,515             99,100
                                                         -----------        -----------
Net Cash Provided by Operating Activities                  3,485,214          1,645,829
                                                         -----------        -----------

Cash Flows From Investing Activities:
   Net cash paid for acquisitions                         (4,882,733)              --
   Capital Expenditures                                   (2,209,615)          (694,064)
   Proceeds from Property Dispositions                         5,852                900
                                                         -----------        -----------
Net Cash Used in Investing Activities                     (7,086,496)          (693,164)
                                                         -----------        -----------

Cash Flows From Financing Activities:
   Long-term Debt Payments                                  (127,093)          (105,062)
   Dividend Payments                                        (253,364)          (251,359)
   Proceeds from Exercise of Stock Options                    42,640               --
   Issuance of Stock for Directors Trust                      61,500             30,000
   Proceeds on Debt from Building                               --              640,000
                                                         -----------        -----------
Net Cash (Used in) Provided by Financing Activities         (276,317)           313,579

Net (Decrease) Increase in Cash and Cash Equivalents      (3,877,599)         1,266,244
Cash and Cash Equivalents at Beginning of Year             3,991,631          2,117,762
                                                         -----------        -----------

Cash and Cash Equivalents at End of Period               $   114,032        $ 3,384,006
                                                         ===========        ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                           $    39,646      $    26,043
      Income Taxes                                       $   663,869      $   533,059


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
         THIRTY-NINE WEEKS ENDED OCTOBER 2, 2004 AND SEPTEMBER 27, 2003
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of October 2, 2004, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended October 2, 2004 and September 27, 2003.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 3, 2004. The results of operations for the thirty-nine week periods ended October 2, 2004 and September 27, 2003 are not necessarily indicative of operating results for the full year.

NOTE 3.           INVENTORIES

                  Inventories at October 2, 2004 and January 3, 2004 consisted of the following:


                                        October 2, 2004    January 3, 2004
                                        ---------------    ---------------
         Raw Material and supplies         $4,990,694        $3,506,619
         In Process and Finished Goods        644,327           616,778
                                           ----------        ----------
         Total Inventory                   $5,635,021        $4,123,397
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

                                                    For the Thirteen Weeks Ended         For the Thirty-Nine Weeks Ended
                                                    ----------------------------         -------------------------------
                                                  October 2, 2004  September 27, 2003  October 2, 2004  September 27, 2003
                                                  ---------------  ------------------  ---------------  ------------------
         Numerator:
              Net income                             $  368,985        $  419,147         $1,391,027        $1,224,950
                                                     ==========        ==========         ==========        ==========
         Denominator:
              Weighted-average number of
                  common shares outstanding           2,820,107         2,795,166          2,813,256         2,793,207

              Dilutive effect of
                  stock options on net income           173,427            34,402            146,179            18,039
                                                     ----------        ----------         ----------        ----------

                                                      2,993,534         2,829,568          2,959,435         2,811,246
                                                     ==========        ==========         ==========        ==========

              Diluted earnings per share:            $     0.12        $     0.15         $     0.47        $     0.44
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

                  The Company has assigned the excess costs of this acquisition over the value of the asset acquired to an identifiable intangible asset. This intangible will be amortized over the life of the agreement with Fleetwood. The agreement to expand its relationship and become Fleetwood's exclusive supplier of the above mentioned products was the primary factor in compelling the Company to make the asset purchase. The asset is currently being amortized over six years. If the agreement is extended an additional three years, the intangible will be amortized over the nine year period. The remaining benefits of the agreement with Fleetwood exceed the remaining capitalized cost of the intangible asset.

                  The Company is unable to provide meaningful pro-forma financial statements for this combination, because it is operating the business on a substantially different basis than its predecessor.

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

                  The total acquisition cost and liability is as follows:

         Total Acquisition Cost                          $6,139,847
         Cash Paid through October 2, 2004                4,882,733
                                                         ----------

         Acquisition Liability at October 2, 2004        $1,257,114
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


FINANCIAL CONDITION

The Company's financial ratios changed significantly as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 10.17%

                                   October 2, 2004       July 3, 2004       April 3, 2004     January 3, 2004
                                   ---------------       ------------       -------------     ---------------

Current Ratio                            1.45                1.58               1.48               3.05
Quick Ratio                              0.69                0.82               0.76               2.00
LT Debt to Total Capital                10.17%              10.59%             11.18%             11.65%
Working Capital                       $3,316,396          $4,341,863         $3,608,081         $8,007,862


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

Days sales outstanding in accounts receivable were 33.5 days at October 2, 2004, compared to 37.3 days at September 27, 2003. Net accounts receivable decreased by $41,437 from September 27, 2003 to October 2, 2004, due to the improvement in days sales outstanding. Inventories increased by $1,448,718 from September 27, 2003 to October 2, 2004. This increase is attributable to the acquisition of the Fleetwood Drapery operation and to the overall increase in business.

In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc. Only receivables from sales to the Hospitality industry may be assigned to CIT. Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables. If CIT approves an order from a Hospitality customer and the resulting receivables are not paid or disputed by the Customer within ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (Hospitality sales are made on Net 30 terms). Approved receivables were approximately $600,000 at the end of the third quarter. Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company. The Company pays CIT six-tenths of a percent of all assigned receivables. Management believes this cost will be mostly offset by reductions in Bad Debt expense and collection costs. The Company entered into this arrangement to take advantage of CIT's extensive credit checking and collection capabilities. Management believes this arrangement will improve liquidity.

Capital expenditures, excluding the assets acquired from Fleetwood, were $2,209,615 for the thirty-nine weeks ended October 2, 2004. This was primarily due to the purchase of a manufacturing facility in Phoenix, Arizona for $1,524,099, which closed in August 2004. The Company used its line of credit to finance a portion of this purchase. Also contributing to the increase in capital expenditures was $332,920 for a building addition to the Company's Elkhart, Indiana facility, which increased the Company's pleated shade capacity by 50%. As of October 2, 2004, the Company had no borrowings against its $5,000,000 line of credit.

The opening of the Phoenix facility will not create a material adverse effect on the liquidity of the Company. The resources required for the operation will be similar to those required at the Company's other facilities. During its first periods of operations, this facility will negatively affect the financial performance of the Company. A positive contribution should be realized sometime during 2005.

Management does not foresee any events which will adversely affect its liquidity during 2004.


RESULTS OF OPERATIONS

The following tables show the percentage relationship to net sales of certain items in the Company's Statements of Earnings:

                                              Third         Third
                                             Quarter       Quarter          YTD            YTD
            Earnings Ratios                   2004           2003           2004          2003
            ---------------                ------------  -------------  -------------  ------------
Net sales                                       100.0%         100.0%         100.0%        100.0%
Cost of products sold                            79.08          78.59          79.10         78.20
Gross margin                                     20.92          21.41          20.90         21.80
Selling and administrative                       15.74          15.27          15.00         15.47
Interest and investment income                   (0.17)         (0.32)         (0.19)        (0.24)
Interest expense                                  0.24           0.14           0.21          0.13
Income taxes                                      2.07           2.50           2.33          2.56
Net income                                        3.04           3.82           3.55          3.88


THIRTEEN WEEK PERIOD ENDED OCTOBER 2, 2004, (THIRD QUARTER 2004) COMPARED TO THIRTEEN WEEK PERIOD ENDED SEPTEMBER 27, 2003, (THIRD QUARTER 2003)

Net sales for the Third Quarter 2004 were $12,123,515, compared to $10,984,598 for the same period in the previous year, a 10.4% increase. Excluding sales arising from the acquisition of Fleetwood's drapery operation, net sales of existing business were virtually flat. Sales to the Company's recreational vehicle customers increased about 11.3% compared to the same period of the prior year, partially due to the additional Fleetwood business. Sales to the Company's manufactured housing customers increased by 27.4%, due to the additional Fleetwood business. Sales to the Company's hospitality customers decreased about 6.4% for the quarter ended October 2, 2004 compared to the same quarter of the prior year.

Cost of products sold increased to $9,587,728, or 79.1% in the Third Quarter 2004, compared to $8,632,287, or 78.6% in the Third Quarter 2003.

Selling and administrative expenses were $1,908,195 in the Third Quarter 2004 versus $1,677,318 in the Third Quarter 2003. The increase is largely due to expenses associated with the Fleetwood acquisition, including amortization of the intangible asset of $187,500. As a percentage of sales, selling and administrative expenses increased from 15.3% to 15.7%. Excluding the amortization of the intangible asset, selling and administrative expenses as a percentage of sales would have decreased to 14.2% in the Third Quarter 2004.

Interest expense increased to $28,755 in the Third Quarter 2004 from $16,104 in the Third Quarter 2003 mostly due to interest on the inventory purchased from Fleetwood in January 2004.

Net income decreased to $368,985 in the Third Quarter of 2004 compared to $419,147 in the Third Quarter of 2003, a decrease of 12.0%. This decrease is largely the result of increased administrative expenses, and a small increase in the cost of products sold percentage.


THIRTY-NINE WEEK PERIOD ENDED OCTOBER 2, 2004, (FIRST NINE MONTHS 2004) COMPARED TO THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 27, 2003, (FIRST NINE MONTHS 2003)

Net sales for the First Nine Months 2004 were $39,236,393, compared to $31,531,366 for the same period in the previous year, a 24.4% increase. Excluding sales arising from the acquisition of Fleetwood's drapery operation, net sales of existing business increased 12.4%. Sales to the Company's recreational vehicle customers increased about 29.7% compared to the same period of the prior year, partially due to the additional Fleetwood business. Sales to the Company's manufactured housing customers increased by 31.6%, due to the additional Fleetwood business. Sales to the Company's hospitality customers increased about 4.6% for the nine months ended October 2, 2004 compared to the same period of the prior year.

Cost of products sold increased to $31,034,588, or 79.1% in the First Nine Months 2004, compared to $24,658,537, or 78.2% in the First Nine Months 2003.

Selling and administrative expenses were $5,885,577 in the First Nine Months 2004 versus $4,878,209 in the First Nine Months 2003. The increase is largely due to expenses associated with the Fleetwood acquisition, including amortization of the intangible asset of $519,000, and to increases in personnel costs. As a percentage of sales, selling and administrative expenses decreased from 15.5% to 15.0% due to increased sales volume. Excluding the amortization of the intangible asset, selling and administrative expenses would have decreased to 13.7% for the First Nine Months 2004.

Interest expense increased to $83,825 in the First Nine Months 2004 from $39,890 in the First Nine Months 2003 because of interest on the inventory purchased from Fleetwood in January 2004, interest on the loan secured by the Company's Elkhart, Indiana facility which was not outstanding during the entire First Nine Months 2003, and periodic borrowings on the Company's line of credit.

Net income increased to $1,391,027 in the First Nine Months 2004 compared to $1,224,950 in the First Nine Months 2003, an increase of 13.6%. This increase is largely the result of increased sales, partially offset by increased administrative expenses.

EBITDA

EBITDA represents income before income taxes, interest expense, depreciation and amortization and is an approximation of cash flow from operations before tax. The Company uses EBITDA as an internal measure of performance and believes it is a useful and commonly used measure of financial performance in addition to income before taxes and other profitability measures under Generally Accepted Accounting Principals ("GAAP")

EBITDA is not a measure of performance under GAAP. EBITDA should not be construed as an alternative to operating income and income before taxes as an indicator of the Company's operations in accordance with GAAP. Nor is EBITDA an alternative to cash flow from operating activities in accordance with GAAP. The Company's definition of EBITDA can differ from that of other companies.

The following table reconciles Net Income, the most comparable measure under GAAP to EBITDA for the Third Quarter 2004 and 2003, and the First Nine Months 2004 and 2003.

                              For the Thirteen Weeks Ended       For the Thirty-Nine Weeks Ended
                              ----------------------------       -------------------------------
                          October 2, 2004  September 27, 2003  October 2, 2004   September 27, 2003
                          ---------------  ------------------  ---------------   ------------------

Net Income                   $  368,985        $  419,147         $1,391,027        $1,224,950
Add:
     Income tax                 250,000           275,000            915,000           807,000
     Interest Expense            28,755            16,104             83,825            39,890
     Depreciation and
        amortization            384,982           174,956          1,103,252           525,261
                             ----------        ----------         ----------        ----------

EBITDA                       $1,032,722        $  885,207         $3,493,104        $2,597,101
                             ==========        ==========         ==========        ==========

The Company's EBITDA increased 17% and 35% for the Third Quarter 2004 and First Nine Months 2004, respectively, compared to the same periods of the prior year.

Item 4.  Controls and Procedures.

(a) The Company's Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) within 90 days of the date of this report. These officers have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the financial statements has been disclosed.

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


         (b) No reports on Form 8-K were filed by the Company during the quarterly period ended October 2, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DECORATOR INDUSTRIES, INC.
                                             (Registrant)



     Date: November 16, 2004         By: /s/      William A.Bassett
           ----------------              ------------------------------------
                                              William A. Bassett, President


     Date: November 16, 2004         By: /s/       Michael K. Solomon
           -----------------             ------------------------------------
                                              Michael K. Solomon, Treasurer