Form 10-K
period 2005-01-01
DECORATOR INDUSTRIES INC
filed 2005-04-01
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                   Yes      No  X
                                       ----    ----

Aggregate market value at March 24, 2005 of outstanding shares of Common Stock other than shares held by officers, directors and their respective associates:
$21,901,221

Number of shares outstanding at March 24, 2005:  2,869,749

                       DOCUMENTS INCORPORATED BY REFERENCE
               Part III- Portions of the Proxy Statement for the
                       2005 Annual Meeting of Shareholders

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

NOTE: AFTER A REVIEW WITH THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY'S PREVIOUSLY FILED FORMS 10-Q FOR 2004, THOSE FILINGS WILL BE AMENDED. THE AMENDED QUARTERLY BALANCES ARE REFLECTED IN NOTE 11 TO THE FINANCIAL STATEMENTS.

NOTE: In this report, unless the context otherwise requires, Registrant or Company means Decorator Industries, Inc. and its subsidiaries, herein sometimes also called "Decorator Industries". Reference to a particular year or the captions "For the Year" and "At Year End" refer to the fiscal periods as follows:

                      2004 - 52 weeks ended January 1, 2005
                      2003 - 53 weeks ended January 3, 2004
                      2002 - 52 weeks ended December 28, 2002
                      2001 - 52 weeks ended December 29, 2001
                      2000 - 52 weeks ended December 30, 2000

                                     PART I
                                     ------

ITEM 1.  BUSINESS.

         The Company designs, manufactures and sells a broad range of interior furnishings, principally draperies, curtains, valance boards, shades, blinds, bedspreads, comforters, pillows, cushions, and trailer tents. These products are sold to original equipment manufacturers of recreational vehicles and manufactured housing and to the hospitality industry (motels/hotels) either through distributors or directly to the customers.

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

         During 2004, one customer, Fleetwood Enterprises, Inc., accounted for approximately 31% of the Company's total sales. In the event of the loss of this customer, there would be a material adverse effect on the Company. However, that event is unlikely because in January 2004 the Company executed an agreement to be the exclusive supplier of Fleetwood's drapery, bedspread and other decor requirements in the manufactured housing and recreational vehicle industries for a period of six years. If, at the end of three years, Fleetwood is satisfied with the performance of the Company under this agreement, it will extend the terms of this agreement an additional three years. Most of the Company's sales to Fleetwood are governed by this supply agreement. A second customer, Thor Industries, Inc., accounted for approximately 11% of the Company's total sales in 2004. The Company believes that it has good relationships with both of these customers.

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

         The Company has no significant patents, licenses, franchises, concessions, trademarks or copyrights. Expenditures for research and development during 2004 and 2003 were not significant.

         Compliance with federal, state and local environmental protection provisions is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

         The Company employs approximately 650 sales, production, warehouse and administrative employees and also uses the services of independent sales representatives.

ITEM 2.  PROPERTIES.

         The following table summarizes certain information concerning the Company's properties:

                                                                                       Approx.
      Location                                Principal Use                          Square Feet      Owned/Leased
     ---------                                -------------                         -----------      ------------
Haleyville, Alabama                Offices, manufacturing and warehouse                 54,000            Owned
Red Bay, Alabama                   Offices, manufacturing and warehouse                 33,800           Leased
Phoenix, Arizona                   Offices, manufacturing and warehouse                 35,000            Owned
Lakeland, Florida                  Offices, manufacturing and warehouse                  2,100           Leased
Pembroke Pines, Florida            Offices                                               3,148           Leased
Douglas, Georgia                   Offices, manufacturing and warehouse                 28,000            Owned
Elkhart, Indiana                   Offices, manufacturing and warehouse                 51,000            Owned
Goshen, Indiana                    Offices, manufacturing and warehouse                 55,700            Owned
Bossier, Louisiana                 Offices, manufacturing and warehouse                 20,000            Owned
Salisbury, North Carolina          Offices, manufacturing and warehouse                 22,800           Leased
Berwick, Pennsylvania              Offices, manufacturing and warehouse                 12,500           Leased
Bloomsburg, Pennsylvania           Offices, manufacturing and warehouse                 56,500            Owned
Abbotsford, Wisconsin              Offices, manufacturing and warehouse                 23,900           Leased

                                   Total Owned                                         300,200
                                   Total Leased                                         98,248

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

         Common Stock price information is set forth in the table below.

                              2004 Sales Prices             2003 Sales Prices
                            -------------------            -------------------
                            High            Low            High            Low
                            ----            ---            ----            ---
     First Quarter          8.48            6.35           6.10           4.61
     Second Quarter         8.72            7.45           5.50           4.00
     Third Quarter          9.29            8.22           5.80           5.15
     Fourth Quarter         9.25            7.76           6.80           5.25

         As of March 24, 2005, the Company had 282 shareholders of record of its Common Stock.

         Total cash dividend payments were $0.12 per share in 2004 and 2003. The Company expects to maintain the dividend rate of $0.12 per share in 2005.

         At January 1, 2005, the Company had outstanding options under one shareholder approved option plan. Under the 1995 Incentive Stock Option Plan ("1995 Plan"), the Company may grant options to its key employees for up to 520,832 shares of Common Stock (as adjusted for stock splits). The following is a summary of the options outstanding under the 1995 Plan at January 1, 2005:

                     Number of         Weighted average     Number of shares
                  shares optioned       exercise price     available for grant
                  ---------------      ----------------    -------------------
1995 Plan             506,632               $5.78                5,000

         The Company also provides a stock grant to its non-employee directors as compensation for their services as directors. In 2004, the Company awarded five non-employee directors a total of 9,927 shares. In 2003, the Company awarded four non-employee directors a total of 8,016 shares. All non-employee directors receive their shares in a Directors Trust, for which the president of the Company is the Trustee.

ITEM 6.  SELECTED FINANCIAL DATA.

                                           2004            2003            2002           2001            2000
                                       ------------    ------------    ------------   ------------    ------------
FOR THE YEAR
------------
  Net Sales                            $ 50,449,214    $ 41,803,224    $ 38,641,605   $ 34,782,121    $ 42,609,584
  Income from Continuing Operations    $  1,394,698    $  1,561,778    $  1,384,379      $ 861,561    $  1,037,112
  Net Income                           $  1,394,698    $  1,561,778    $  1,384,379      $ 861,561    $    133,198
                                       ------------    ------------    ------------   ------------    ------------

AT YEAR END
-----------
  Total Assets                         $ 23,962,077    $ 21,088,322    $ 19,480,134   $ 18,365,516    $ 18,855,387
  Long Term Obligations                $  1,752,568    $  1,926,832    $  1,477,973   $  1,604,245    $  1,709,686
  Long-term Debt/Total Capitalization         9.98%          11.65%           9.97%         11.40%          12.49%
  Working Capital                      $  4,167,876    $  8,007,862    $  6,191,028   $  6,074,073    $  5,154,647
  Current Ratio                              1.73:1          3.05:1          2.49:1         2.56:1          2.07:1
  Stockholders' Equity                 $ 15,799,668    $ 14,614,621    $ 13,348,108   $ 12,463,950    $ 11,979,479
                                       ------------    ------------    ------------   ------------    ------------

PER SHARE
---------
  Continuing Operations                $       0.50    $       0.56    $       0.49   $       0.31    $       0.34
  Basic                                $       0.50    $       0.56    $       0.49   $       0.31    $       0.04
  Diluted                              $       0.47    $       0.55    $       0.49   $       0.31    $       0.04
  Book Value                           $       5.58    $       5.22    $       4.78   $       4.43    $       4.29
  Cash Dividends Declared              $       0.12    $       0.12    $       0.12   $       0.12    $       0.24

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         The Company provides interior furnishings to original equipment manufacturers of manufactured housing and recreational vehicles and to the hospitality market. This interior furnishing market is highly competitive. The Company faces risk as the demand for its products is affected by the industry demand in the three markets that the Company serves. Any significant decline in the demand for manufactured housing, recreational vehicles, or hospitality accommodations can adversely affect the Company's results of operations or financial condition.

         A large amount of the Company's sales are to a relatively few recreational vehicle and manufactured housing customers. In 2004, the Company's top 10 customers accounted for approximately 64% of net sales. The loss of a large customer can have a significant impact on the Company's results of operations. In 2004, with the completion of a supply agreement with Fleetwood Enterprises, the Company is under contract to be the exclusive supplier of Fleetwood's interior furnishings through at least January 2010. Fleetwood represented approximately 31% of the Company's net sales in 2004. Fleetwood operates in both the recreational vehicle and manufactured housing industries.

         In August 2004, the Company purchased a facility in Phoenix, Arizona to manufacture product for customers located in the western United States. This facility will enable the Company to better supply Fleetwood's west coast operations and also to solicit new customers.

         The Company faces the risk that its furnishings could be provided by companies with cheaper labor sources, such as from Asian sources. However, the lack of sufficient lead times from its customers, as well as the customized nature of many of the Company's products, presents a substantial barrier to entry for overseas firms.

         The recreational vehicle market has exhibited strong performance over the past few years. Total industry shipments of motor homes and travel trailers have increased from 320,800 in 2003 to 370,100 in 2004. The Company's sales to this market have increased accordingly.

         The manufactured housing market has experienced declining production since most recent peak shipments of 373,100 units in 1998. Industry shipments in 2004 were about 130,800; virtually flat compared to the 130,900 shipments in 2003. In 2004, the Company's sales to the manufactured housing industry rose 36%, due to the additional business from the Fleetwood supply contract.

         Sales to the hospitality industry increased about 8% during 2004 when compared to the previous year. Hospitality sales are affected by demand for hospitality accommodations and the growth of the industry.


Sales By Market:

         The following table represents net sales to each of the three different markets that the Company serves for the three fiscal years ended January 1, 2005


  (dollars in thousands)

                                  2004                2003                 2002
                           -----------------    -----------------    -----------------
                             Net      % of        Net      % of        Net      % of
                            Sales     total      Sales     total      Sales     total
                           -------   -------    -------   -------    -------   -------
Recreational Vehicle       $31,135        62%   $25,774        62%   $20,636        53%
Manufactured Housing         9,534        19%     7,006        17%     8,940        23%
Hospitality                  9,780        19%     9,023        21%     9,066        24%
                           -------   -------    -------   -------    -------   -------
Total Net Sales            $50,449       100%   $41,803       100%   $38,642       100%
                           =======   =======    =======   =======    =======   =======

Critical Accounting Policies:

         The methods, estimates and judgments the Company uses in applying its accounting policies have a significant impact on the results it reports in the financial statements. Some of the accounting policies require it to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The most critical accounting estimates include: the valuation of accounts receivable and inventory.

         The Company reviews its accounts receivable portfolio frequently, assessing any past due accounts for collectability. Physical inventory is conducted at each of the Company's manufacturing facilities at least quarterly, and inventories are assessed for any slow moving or obsolete items, which constitutes the main judgment necessary in valuing the inventory. Reserves for both receivables and inventory are reviewed quarterly and adjusted as required.

         Other assumptions the Company faces are the assessment of goodwill, intangible asset, and long-lived assets for impairment, the calculation of the provision for income taxes and valuation of deferred tax assets and liabilities. The Company believes that its assumptions in relation to its critical accounting policies have been reasonably accurate, and does not foresee any future material changes in its estimates or assumptions.

Liquidity and Financial Resources:

         The Company's financial condition reflects the January 2004 acquisition of Fleetwood's drapery operations in Douglas, Georgia, and the August 2004 purchase of a Phoenix, Arizona manufacturing facility, as shown below:

         1) Working capital at January 1, 2005 was $4,167,876 compared to $8,007,862 at January 3, 2004.

         2) The current ratio was 1.73:1 at year-end 2004 compared to 3.05:1 at year-end 2003.

         3) The liquid ratio was 0.83:1 at year-end 2004 compared to 2.00:1 at year-end 2003.

         4) The long-term debt ratio was 9.98% at January 1, 2005 compared to 11.65% a year earlier.

         Net accounts receivable decreased $54,744 (1.6%) at January 1, 2005, when compared to January 3, 2004. Even though sales levels increased, accounts receivable decreased due to shorter terms arising from the Company's supply contract with Fleetwood, the receivables servicing agreement the Company employs for its hospitality receivables, and improvement in collection efforts. Days Sales Outstanding decreased from 32.7 days at the end of fiscal 2003 to 27.4 days at the end of fiscal 2004.

         In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc. Only receivables from sales to the Hospitality industry may be assigned to CIT. Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables. If CIT approves an order from a Hospitality customer and the resulting receivables are not paid or disputed by the Customer within ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (Hospitality sales are made on Net 30 terms). Approved receivables were approximately $590,000 at January 1, 2005. Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company. The Company pays CIT six-tenths of a percent of all assigned receivables. Management believes this cost will be mostly offset by reductions in Bad Debt expense and collection costs. The Company entered into this arrangement to take advantage of CIT's extensive credit checking and collection capabilities. Management believes this arrangement will improve liquidity.

         Net inventories increased $990,254 (24.0%) at January 1, 2005, when compared to January 3, 2004. The increase in inventories was required to support higher levels of business, two new locations and as a result of the Fleetwood acquisition.

         Excluding the assets acquired from Fleetwood, capital expenditures for 2004 were $2,266,466 compared to $758,115 in 2003. Of this total, $1,554,421 was for land, building, and equipment for the opening of the Company's Phoenix, Arizona facility. At this time, capital spending for 2005 is expected to be between $500,000 and $700,000.

         The Company had no borrowings at year-end under its $5,000,000 revolving line-of-credit. The Company does expect to use this line of credit periodically during 2005. The final payment of $1,067,472, plus accrued interest, to Fleetwood Enterprises, Inc. for the acquisition in January 2004 was paid in January 2005. The line of credit was used to make this payment.

Results of Operations:

2004 vs. 2003

The following table shows a comparison of the results of operations between fiscal 2004 and fiscal 2003:

                                         Fiscal           %           Fiscal         %        $ Increase
                                          2004        of Sales         2003       of Sales     (Decrease)     % Change
                                      ------------    -------      ------------    -------    ------------    -------
Net Sales                             $ 50,449,214        100%     $ 41,803,224        100%   $  8,645,990       20.7%
Cost of Products Sold                   40,332,649       79.9%       32,679,542       78.2%      7,653,107       23.4%
                                      ------------    -------      ------------    -------    ------------    -------
Gross Profit                            10,116,565       20.1%        9,123,682       21.8%        992,883       10.9%

Selling and Administrative Expenses      7,798,898       15.5%        6,590,362       15.8%      1,208,536       18.3%
                                      ------------    -------      ------------    -------    ------------    -------
Operating Income                         2,317,667        4.6%        2,533,320        6.0%       (215,653)      -8.5%

Other Income (Expense)
   Interest, Investment and
      Other Income                          90,163        0.2%          112,669        0.3%        (22,506)     -20.0%
   Interest Expense                       (107,132)      -0.2%          (56,211)      -0.1%        (50,921)      90.6%
                                      ------------    -------      ------------    -------    ------------    -------
Earnings Before Income Taxes             2,300,698        4.6%        2,589,778        6.2%       (289,080)     -11.2%
Provision for Income Taxes                 906,000        1.8%        1,028,000        2.5%       (122,000)     -11.9%
                                      ------------    -------      ------------    -------    ------------    -------
NET INCOME                            $  1,394,698        2.8%     $  1,561,778        3.7%   $   (167,080)     -10.7%
                                      ============    =======      ============    =======    ============    =======


         Net sales for fiscal 2004 were $50,449,214 compared to $41,803,224 in fiscal 2003. The net sales increase was 20.7%. Sales to the recreational vehicle market increased 20.8%, primarily due to increased recreational vehicle market shipments. Sales to the manufactured housing industry increased 36.1%. The increase in sales to the manufactured housing market was entirely due to the additional Fleetwood business. Sales to the hospitality market increased 8.4%.

         Cost of goods sold as a percentage of sales was 79.9% in 2004 versus 78.2% in 2003. The major reasons for the increase in this percentage were the higher costs of production at the facility acquired from Fleetwood and the transition costs incurred by the Company to re-distribute most of the acquired business to its other facilities. Without these expenses, the cost of goods sold percentage would have been 78.9% in 2004. This increase resulted from somewhat higher costs in both material and labor. The customized nature of the Company's products made to each of its customers unique specifications, does not enable a detailed discussion of the effects of changes in prices, costs, volumes, and product mix on the costs of goods sold percentage. Management does monitor overall material cost, labor cost, and factory overheads for each of its manufacturing locations. Management reviews significant variations or changing trends with general managers. If necessary, appropriate actions are taken to address issues.

         Selling and administrative expenses increased to $7,798,898 in 2004 from $6,590,362 in 2003. As a percentage of sales, selling and administrative expenses fell from 15.8% to 15.5%. The dollar increase is due mostly to the amortization of the intangible asset from the Fleetwood acquisition, increased personnel costs due to Company growth, fees resulting from the Company's credit servicing agreement, and professional fees arising from labor efficiency studies. The percentage decrease is due to fixed expenses being spread over a larger sales volume.

Interest, investment and other income decreased 20.0% to $90,163 in 2004, while interest expense increased $50,921 or 90.6%. These changes resulted primarily from lower cash balances during 2004 due to the use of cash and the line of credit to pay for the acquisition of the Fleetwood drapery operation, higher than normal capital expenditures, and accrued interest expense on inventory acquired from Fleetwood.

         Net income was $1,394,698 in 2004 compared to $1,561,778 in 2003. Net income as a percent of sales decreased to 2.8% in 2004 compared to 3.7% in 2003.


2003 vs. 2002

         The following table shows a comparison of the results of operations between fiscal 2003 and fiscal 2002:

                                          Fiscal           %             Fiscal         %         $ Increase
                                           2003         of Sales          2002       of Sales     (Decrease)    % Change
                                       ------------     --------      -----------    --------      ---------    --------
Net Sales                              $ 41,803,224          100%     $ 38,641,605        100%     $3,161,619      8.2%
Cost of Products Sold                    32,679,542         78.2%       30,281,017       78.4%      2,398,525      7.9%
                                       ------------     --------      -----------    --------      ---------
Gross Profit                              9,123,682         21.8%        8,360,588       21.6%        763,094      9.1%

Selling and Administrative Expenses       6,590,362         15.8%        6,082,189       15.7%        508,173      8.4%
                                       ------------     --------      ------------   --------      ---------
Operating Income                          2,533,320          6.0%        2,278,399        5.9%        254,921     11.2%

Other Income (Expense)
   Interest, Investment and
      Other Income                          112,669          0.3%           73,155        0.2%         39,514     54.0%
   Interest Expense                         (56,211)        -0.1%          (48,175)      -0.1%         (8,036)    16.7%
                                       ------------     --------      ------------    --------     ----------
Earnings Before Income Taxes              2,589,778          6.2%        2,303,379        6.0%        286,399     12.4%
Provision for Income Taxes                1,028,000          2.5%          919,000        2.4%        109,000     11.9%
                                       ------------     --------      ------------    --------     ----------
NET INCOME                             $  1,561,778          3.7%       $1,384,379        3.6%     $  177,399     12.8%
                                       ============     ========      ============    ========     ==========

         Net sales for fiscal 2003 were $41,803,224 compared to $38,641,605 in fiscal 2002. The net sales increase was 8.2%. An increase in sales to the recreational vehicle market more than offset the sales decreases experienced in the manufactured housing market. The Recreational Vehicle Institute reported increased vehicle shipments to 320,800 in 2003 as compared to 311,000 for 2002, an increase of 3.2%. The Manufactured Housing Institute reported a 22.3% decline in unit production for 2003, the fifth consecutive year of declining production. The industry manufactured 130,900 units in 2003 versus 373,100 units in 1998 (a decline of 64.9%). Sales to the hospitality market were virtually equal to the previous year.

         Cost of goods sold as a percentage of sales was 78.2% in 2003 versus 78.4% in 2002, mostly due to fixed factory expenses being allocated over a higher sales volume.

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

         The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for each of the three fiscal years ended January 1, 2005:

                                 2004         2003         2002
                              ----------   ----------   ----------

Net Income                    $1,394,698   $1,561,778   $1,384,379
Add:
     Income tax                  906,000    1,028,000      919,000
     Interest Expense            107,132       56,211       48,175
     Depreciation and
        amortization           1,407,986      711,443      680,908
                              ----------   ----------   ----------

EBITDA                        $3,815,816   $3,357,432   $3,032,462
                              ==========   ==========   ==========

Contractual Obligations

         The following table summarizes the Company's financial obligations as of January 1, 2005:

     (in thousands)

                                                                             2010 and
                                  2005     2006     2007     2008     2009   thereafter    Total
                                 ------   ------   ------   ------   ------   ------      ------
     Employment Contracts        $  370   $  370   $  346   $  244   $  245   $  733      $2,308
     Operating Leases               322      189       67       37       30        2         647
     Long Term Debt- Principal      171      212      206      599      120      615       1,923
     Long Term Debt- Interest        53       47       41       26       30       15         212
                                 ------   ------   ------   ------   ------   ------      ------
     Total                       $  916   $  818   $  660   $  906   $  425   $1,365      $5,090
                                 ======   ======   ======   ======   ======   ======      ======

         Interest on long term debt consists of both fixed and variable interest rate obligations. Projected interest rates on variable interest rate obligations are the interest rates in effect as of January 1, 2005. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", for further information about uncertainties from fixed and variable interest rate obligations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company faces minimum potential market risk in its long-term debt. The Company had four separate long-term debt agreements outstanding as of January 1, 2005.

         The Company faces the risk that if market interest rates increase, the two interest rate obligations of the Company with a variable interest rate would require higher payments of interest. As of January 1, 2005, the bond secured by the Company's Goshen, Indiana property of $1,115,000 had a variable interest rate of 2.14% per annum. Each increase of 1% could increase interest expense by approximately $11,000 in 2005 and lower amounts in successive years as principal is paid down, terminating in 2014. Also, the $175,000 bond on the Company's Bloomsburg, Pennsylvania property had a variable interest rate of 2.08% at January 1, 2005. Each increase of 1% in market rates could cause an increase in interest expense of less than $2,000 in 2005 and lower amounts in successive years as principal is paid down, terminating in 2008. Interest rates are exclusive of letter of credit fees paid to third parties to guarantee the payment of these obligations, which fees are 1% or less, and are not subject to increase.

         The Company believes the risks associated with its fixed rate obligations are minimal, as the Company believes the current rates approximate current market rates, and that the current market rates are unlikely to go significantly lower. Should market interest rates rise significantly, the Company would benefit in that it would have locked in a lower fixed rate that will remain in effect for the life of the loan.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements, financial statements schedule, and reports of independent certified public accountants listed in Item 15(a) of this report are filed under this Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 1, 2005 and have concluded that they were adequate and effective. As discussed in Note 11-Quarterly Financial Information, the Company restated previously reported quarterly financial results for 2004. The Company has determined that the restatement of quarterly results was not the result of a weakness in internal controls.

(b) During the most recent fiscal quarter, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 1, 2005. Such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 1, 2005. Such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 1, 2005. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 1, 2005. Such information is incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 1, 2005. Such information is incorporated herein by reference.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)  The following documents are filed as a part of this report:
        -----------------------------------------------------------

        Financial Statements and Schedules
        ----------------------------------

        (1) Independent Auditors' Report

        (2) Balance Sheets - January 1, 2005 and January 3, 2004

        (3) Statements of Earnings for the three fiscal years ended January 1, 2005

        (4) Statements of Stockholders' Equity for the three fiscal years ended January 1, 2005

        (5) Statements of Cash Flows for the three fiscal years ended January 1, 2005

        (6) Notes to the Financial Statements

        (7) Independent Auditors' Report on Financial Statement Schedule

        Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not required or are inapplicable or the information is included in the financial statements or notes thereto.

      Exhibits
      =-------
         3A Articles of Incorporation as amended to date, filed as Exhibit 3A to Form 10-K for the fiscal year ended December 28, 1985 and incorporated herein by reference.

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

         10M.1 Medical and Dental Reimbursement Plan, as amended to date, filed as Exhibit 10M.1 to Form 10-K for the fiscal year ended January 3, 1987 and incorporated herein by reference.*

         10T Employment Agreement dated August 2, 1994 between the registrant and William Bassett, filed as Exhibit 10T to Form 10-Q for the quarter ended July 2, 1994 and incorporated herein by reference.*

         10T.1 Amendment dated July 29, 2003 to Employment Agreement between the registrant and William Bassett, filed as Exhibit 10T.1 to Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference.*

         10T.2 Amendment dated May 25, 2004 to Employment Agreement between the registrant and William Bassett, filed as Exhibit 10T.2 to Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference.*

         10U.3 1995 Incentive Stock Option Plan, as amended, filed as Exhibit 10U.3 to Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference.*

         10W.1- Amended and Restated Stock Plan for Non-Employee Directors and related Grantor Trust Agreement, as amended, effective July 1, 2004, filed as Exhibit 10W.1 to Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference.*

         10Y Revolving line of credit agreement with Washington Mutual Bank dated April 16, 2004, filed herewith.

         10Z Asset Purchase Agreement dated as of January 23, 2004, between registrant and Fleetwood Homes of Georgia, Inc. relating to drapery manufacturing plant in Douglas, Georgia, filed as
                  Exhibit 10Z to Form 8-K dated February 4, 2004 and incorporated herein by reference.

         11S      Computation of diluted income per share, filed herewith.

         14 Code of Conduct and Ethics, filed as Exhibit 14 to Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.

         23E      Consent of Independent Auditors, filed herewith.

         31.1     Certification of President, filed herewith.

         31.2     Certification of Chief Financial Officer, filed herewith.

         32       Certificate required by 18 U.S.C. ss.1350, filed herewith.

---------------
*  Management contract or compensatory plan.


   (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of fiscal 2004.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DECORATOR INDUSTRIES, INC.
                                                   (Registrant)


                                            By: /s/ Michael K. Solomon
                                                ---------------------------
                                                    Michael K. Solomon
                                                    Chief Financial Officer

Dated:   March 31, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signiture                            Title                           Date
---------                            -----                           ----
/s/ William A. Bassett            Chairman, President,           March 31, 2005
-----------------------------     Chief Executive Office
William A. Bassett                and Director


/s/ Michael K. Solomon            Vice President, Treasurer,     March 31, 2005
-----------------------------     Principal Financial and
Michael K. Solomon                Accounting Officer


/s/ Joseph N. Ellis               Director                       March 31, 2005
-----------------------------
Joseph N. Ellis

/s/ Ellen Downey
-----------------------------     Director                       March 31, 2005
Ellen Downey


/s/ Thomas Dusthimer
-----------------------------     Director                       March 31, 2005
Thomas Dusthimer


/s/ William Dixon                 Director                       March 31, 2005
-----------------------------
William Dixon

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
  and Stockholders of
DECORATOR INDUSTRIES, INC.

         We have audited the accompanying balance sheets of Decorator Industries, Inc. (a Pennsylvania corporation) as of January 1, 2005 and January 3, 2004 and the related statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 1, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decorator Industries, Inc. as of January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America.




                                                  LOUIS PLUNG & COMPANY, LLP
                                                  Certified Public Accountants
















Pittsburgh, Pennsylvania
February 12, 2005 (March 24, 2005 as to Notes 11 and 12)

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

                                                            January 1,     January 3,
                                                              2005           2004
                                                           -----------   -----------
             ASSETS
            ------

CURRENT ASSETS:
     Cash and Cash Equivalents                             $   730,539   $ 3,991,631
     Accounts Receivable, less allowance for
        doubtful accounts ($144,077 and $200,598)            3,464,674     3,519,418
     Inventories                                             5,113,651     4,123,397
     Other Current Assets                                      588,853       274,285
                                                           -----------   -----------
TOTAL CURRENT ASSETS                                         9,897,717    11,908,731
                                                           -----------   -----------

Property and Equipment
     Land, Buildings & Improvements                          7,250,064     5,114,341
     Machinery, Equipment, Furniture & Fixtures              6,482,534     6,064,877
                                                           -----------   -----------
Total Property and Equipment                                13,732,598    11,179,218
     Less: Accumulated Depreciation and Amortization         5,874,855     5,157,452
                                                           -----------   -----------
Net Property and Equipment                                   7,857,743     6,021,766
                                                           -----------   -----------

Goodwill, less accumulated Amortization of
    $1,348,569                                               2,731,717     2,731,717
Identifiable intangible asset, less accumulated
     Amortization of $611,713                                3,283,278            --
Other Assets                                                   191,622       426,108
                                                           -----------   -----------

TOTAL ASSETS                                               $23,962,077   $21,088,322
                                                           ===========   ===========


        LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                      $ 2,539,252   $ 1,878,683
     Current Maturities of Long-term Debt                      170,709       166,251
     Accrued Expenses:
        Compensation                                         1,016,262       940,158
        Acquisition Liability                                1,067,472            --
        Other                                                  936,146       915,777
                                                           -----------   -----------
TOTAL CURRENT LIABILITIES                                    5,729,841     3,900,869
                                                           -----------   -----------

Long-Term Debt                                               1,752,568     1,926,832
Deferred Income Taxes                                          680,000       646,000
                                                           -----------   -----------
TOTAL LIABILITIES                                            8,162,409     6,473,701
                                                           -----------   -----------

Stockholders' Equity
     Common Stock $.20 par value: Authorized shares,
        10,000,000; Issued shares, 4,489,728 and
        4,485,728                                              897,946       897,146
     Paid-in Capital                                         1,423,275     1,426,435
     Retained Earnings                                      21,633,044    20,576,497
                                                           -----------   -----------
                                                            23,954,265    22,900,078
     Less: Treasury stock, at cost: 1,660,197 and
        1,686,840 shares                                     8,154,597     8,285,457
                                                           -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                  15,799,668    14,614,621
                                                           -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $23,962,077   $21,088,322
                                                           ===========   ===========


     The accompanying notes are an integral part of the financial statements

                                                    For the Fiscal Year
                                      --------------------------------------------
                                          2004            2003            2002
                                      ------------    ------------    ------------

Net Sales                             $ 50,449,214    $ 41,803,224    $ 38,641,605
Cost of Products Sold                   40,332,649      32,679,542      30,281,017
                                      ------------    ------------    ------------
Gross Profit                            10,116,565       9,123,682       8,360,588

Selling and Administrative Expenses      7,798,898       6,590,362       6,082,189
                                      ------------    ------------    ------------
Operating Income                         2,317,667       2,533,320       2,278,399

Other Income (Expense)
     Interest, Investment and
        Other Income                        90,163         112,669          73,155
     Interest Expense                     (107,132)        (56,211)        (48,175)
                                      ------------    ------------    ------------
Earnings Before Income Taxes             2,300,698       2,589,778       2,303,379
Provision for Income Taxes                 906,000       1,028,000         919,000
                                      ------------    ------------    ------------

NET INCOME                            $  1,394,698    $  1,561,778    $  1,384,379
                                      ============    ============    ============

EARNINGS PER SHARE
     BASIC                            $       0.50    $       0.56    $       0.49
                                      ============    ============    ============

     DILUTED                          $       0.47    $       0.55    $       0.49
                                      ============    ============    ============

Weighted Average Number of
  Shares Outstanding
     Basic                               2,816,661       2,794,286       2,793,781
     Diluted                             2,966,787       2,827,602       2,830,307





    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                    COMMON        PAID-IN           RETAINED          TREASURY
                                    STOCK         CAPITAL           EARNINGS            STOCK               TOTAL
                                 ----------     -----------       ------------       -----------         ------------
BALANCE AT
DECEMBER 29, 2001                $  897,127     $ 1,425,437       $ 18,300,698       $(8,159,312)        $ 12,463,950

Transactions for 2002
  Net profit                                                         1,384,379                              1,384,379
  Issuance of stock for
     Directors compensation                             389                               44,859               45,248
  Purchase of Common
     Stock for treasury                                                                 (210,376)            (210,376)
  Dividends paid                                                      (335,093)                              (335,093)
                                 ----------     -----------       ------------       -----------         ------------
BALANCE AT
DECEMBER 28, 2002                $  897,127     $ 1,425,826       $ 19,349,984       $(8,324,829)        $ 13,348,108
Transactions for 2003
  Net profit                                                         1,561,778                              1,561,778
  Issuance of stock for
     Directors compensation                             628                               39,372               40,000
  Dividends paid                                                      (335,265)                              (335,265)
  Conversion of $.10 par
     value shares to $.20
     par value shares                    19             (19)                                                        0
                                 ----------     -----------       ------------       -----------         ------------
BALANCE AT
JANUARY 3, 2004                  $  897,146     $ 1,426,435       $ 20,576,497       $(8,285,457)        $ 14,614,621
Transactions for 2004
  Net profit                                                         1,394,698                              1,394,698
  Issuance of stock for
     Exercise of options                800         (34,406)                              82,106               48,500
  Issuance of stock for
     Directors compensation                          31,246                               48,754               80,000
  Dividends paid                                                      (338,151)                              (338,151)
                                 ----------     -----------       ------------       -----------        -------------
BALANCE AT
JANUARY 1, 2005                  $  897,946     $ 1,423,275       $ 21,633,044       $(8,154,597)        $ 15,799,668
                                 ==========     ===========       ============       ===========         ============







    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS

                                                                       For the Fiscal Year
                                                           -----------------------------------------
                                                               2004           2003           2002
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                              $ 1,394,698    $ 1,561,778    $ 1,384,379
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
      Depreciation and Amortization                          1,407,986        711,443        680,908
      Provision for Losses on Accounts Receivable                   --         40,000         52,500
      Deferred Taxes                                            51,000        148,000        126,000
      Loss on Disposal of Assets                                11,079         11,575         18,226
   Increase (Decrease) from Changes in:
      Accounts Receivable                                       54,744       (144,789)        58,248
      Inventories                                               77,218        264,673       (598,405)
      Prepaid Expenses                                        (331,568)       138,335         20,162
      Other Assets                                             226,182         (6,591)      (155,166)
      Accounts Payable                                         660,569       (181,188)       (42,859)
      Accrued Expenses                                          96,473       (106,497)       140,284
                                                           -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    3,648,381      2,436,739      1,684,277
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid for acquisitions                           (4,269,422)            --             --
   Capital Expenditures                                     (2,266,446)      (758,115)    (1,290,149)
   Proceeds from Property Dispositions                           5,852          2,150          9,250
                                                           -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                       (6,530,016)      (755,965)    (1,280,899)
                                                           -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                    (169,806)      (151,640)      (104,963)
   Dividend Payments                                          (338,151)      (335,265)      (335,093)
   Proceeds from Exercise of Stock Options                      48,500             --             --
   Issuance of Stock for Directors' Trust                       80,000         40,000         45,248
   Proceeds on Debt from Building                                   --        640,000             --
   Purchase of Common Stock for Treasury                            --             --       (210,376)
                                                           -----------    -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           (379,457)       193,095       (605,184)

Net (Decrease) Increase in Cash and Cash Equivalents        (3,261,092)     1,873,869       (201,806)
Cash and Cash Equivalents at Beginning of Year               3,991,631      2,117,762      2,319,568
                                                           -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   730,539    $ 3,991,631    $ 2,117,762
                                                           ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                             $    54,483    $    42,522    $    32,150
      Income Taxes                                         $ 1,135,437    $   745,259    $   987,323



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Nature of Operations
         --------------------

         The Company designs, manufactures and sells a broad range of interior furnishings, principally draperies, curtains, shades, blinds, bedspreads, valance boards, comforters, pillows, cushions, and trailer tents. These products are sold to original equipment manufacturers of recreational vehicles and manufactured housing and to the hospitality industry (motels/hotels) either through distributors or directly to the customers.

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

         Fiscal Year
         -----------

         The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in every sixth year containing 53 weeks. Fiscal year 2004 was a 52-week period ending January 1, 2005, Fiscal year 2003 was a 53-week period ending January 3, 2004; and Fiscal year 2002 was a 52-week period ending December 28, 2002.

         Revenue Recognition
         --------------------

         The Company recognizes revenue when the sale is made, which is upon shipment of the goods to the Company's customers.

         Inventories
         -----------

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

         Property and Depreciation
         -------------------------

         Buildings and equipment are stated at cost, and depreciated on straight-line methods over estimated useful lives. Leasehold improvements are capitalized and amortized over the assets' estimated useful lives or remaining terms of leases, if shorter. Equipment is depreciated over 3-10 years, buildings over 20-40 years and leasehold improvements over 5-10 years.

         Excess of Cost over Net Assets Acquired
         ---------------------------------------

         The excess of investment costs over the fair value of net assets related to the acquisitions of Haleyville Manufacturing (1973), Liberia Manufacturing (1985) and Specialty Windows (1997) was being amortized over a period of 40 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" the Company no longer amortizes goodwill. Accordingly, no goodwill was amortized in 2002 and thereafter. Starting in 2002 the Company was required to evaluate the remaining goodwill of $2,731,717 for possible impairment. The Company tests its goodwill annually for impairment. Management has evaluated the goodwill as of January 1, 2005 and determined that no impairment exists.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         The Company has an identifiable intangible asset of $3,283,278 arising from the January 2004 purchase of its Douglas, Georgia facility from Fleetwood Enterprises, Inc. and the related supply agreement. This is due to $3,894,991 of acquisition expenses less $611,713 of amortization in 2004 for this intangible asset. This intangible asset will be amortized over the life of the agreement with Fleetwood. The agreement to expand its relationship and become Fleetwood's exclusive supplier of selected interior furnishing products was the primary factor in compelling the Company to make the acquisition. The asset is currently being amortized over six years. The remaining benefits of the agreement with Fleetwood exceed the remaining capitalized cost of the intangible asset.

         Impairment of Long Lived Assets
         -------------------------------

         The Company reviews long-lived assets held and used, excluding indefinite-lived intangible assets (see "Goodwill and Other Intangible Assets"), for impairment when circumstances indicate that the carrying amount of assets may not be recoverable. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company assesses the recoverability of long-lived assets by determining whether the depreciation or amortization of an asset over its remaining life can be recovered based upon management's best estimate of the undiscounted future operating cash flows (excluding interest charges) attributed to the long-lived asset and related liabilities. If the sum of such undiscounted cash flows is less than the carrying value of the asset, there is an indicator of impairment. The amount of impairment, if any, represents the excess of the carrying value of the asset over fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment's average cost of funds. Long-lived assets, including indefinite-lived intangible assets, to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

         Cash and cash equivalents consist of the following:


                                                          2004          2003
                                                        --------     ----------
               General Funds                            $730,539     $ (502,354)
               Overnight repurchase agreements                --      4,493,985
                                                        --------     ----------
                                                        $730,539     $3,991,631
                                                        ========     ==========

         Deferred Income Taxes
         ----------------------

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

         Freight Costs
         -------------

         Freight costs associated with acquiring inventories are charged to cost of goods sold when incurred. Freight costs for delivering products to customers are included in revenues from sales at the time the goods are shipped.

         Advertising Expenses
         --------------------

         Advertising expenses are minimal and are expensed as incurred.

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

         In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc. Only receivables from sales to the Hospitality industry may be assigned to CIT. Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables. If CIT approves an order from a Hospitality customer and the resulting receivables are not paid or disputed by the Customer within ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (Hospitality sales are made on Net 30 terms). Approved receivables were approximately $590,000 at January 1, 2005. Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company. The Company pays CIT six-tenths of a percent of all assigned receivables. Management believes this cost was mostly offset by reductions in Bad Debt expense and collection costs in 2004. The Company entered into this arrangement to take advantage of CIT's extensive credit checking and collection capabilities. Management believes this arrangement has improved liquidity.

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

         Fair Value of Financial Instruments
         -----------------------------------

         Marketable securities are carried at fair value. Gains of $4,157 and $6,439 are included in income for the years ended January 1, 2005 and January 3, 2004, respectively. All other financial instruments are carried at amounts believed to approximate fair value.

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

         At January 1, 2005, the Company had options outstanding under a fixed stock option plan, which is described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's fixed stock option plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

         As reported:                                  2004              2003             2002
                                                   -----------       -----------       -----------
         Net Income                                $ 1,394,698       $ 1,561,778       $ 1,384,379
         Basic Earnings Per Share                  $      0.50       $      0.56       $      0.49
         Diluted Earnings Per Share                $      0.47       $      0.55       $      0.49

         Stock-based employee cost, net
            of tax effects                         $   107,844       $    65,646       $    94,382

         Pro Forma Net Income                      $ 1,286,854       $ 1,496,132       $ 1,289,997
         Pro Forma Earnings Per Share- Basic       $      0.46       $      0.54       $      0.46
         Pro Forma Earnings Per Share- Diluted     $      0.43       $      0.53       $      0.46


         During the initial phase-in period of SFAS No. 123 the pro forma disclosure may not be representative of the impact on the net income in future years.

         The option grants for each year were calculated using the following assumptions:

          Year of      Valuation               Dividend       Expected       Risk-free       Expected
           Grant        Method                  Yield        Volatility    Interest rate       Life
         ---------  --------------------     ------------   ------------  ---------------  ------------
           1998     Black-Scholes                   2.6%          47.7%             5.6%     5.0 years
           1999     Black-Scholes                   2.5%          42.8%             5.8%     5.0 years
           2002     Black-Scholes                   2.3%          41.2%             3.6%    10.0 years
           2004     Black-Scholes                   1.5%          40.1%             2.8%     5.0 years

         Awards granted in 2002 and prior assumed compensation cost was recognized on a straight-line basis over the requisite service period for the entire award. Awards granted in 2004 assumed compensation cost was recognized on a straight line basis over the requisite service period for each seperately vesting portion of the award. The 2004 awards vested 20% at the end of each year for five years, and the recognition of compensation cost related to these awards considered them to be in-substance, multiple awards.

         ------------------------------------------------------

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


         Recent Accounting Developments
         ------------------------------

         The following Statements of Financial Accounting Standards (SFAS) were issued by the Financial Accounting Standards Board (FASB).

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 will have no effect on the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in its third quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS No. 123(R) and the impact that it will have on its share based employee compensation programs. See "Stock-based Compensation" under Summary of Significant Accounting Policies for the effect on net income and earnings per share as if the fair value based method provided by SFAS No. 123 had been applied.

(2)      INVENTORIES
         -----------

         Inventories consisted of the following classifications:

                                                     2004              2003
                                                  ----------        ----------
               Raw materials & supplies           $4,438,916        $3,506,619
               In process & finished goods           674,735           616,778
                                                  ----------        ----------
                                                  $5,113,651        $4,123,397
                                                  ==========        ==========

(3)      LEASES
         ------

         The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the Company bears the cost of maintenance and repairs and other operating expenses. Rent expense was $390,017 in 2004, $397,722 in 2003, and $470,697 in 2002.

         Commitments under these leases extend through January 2010 and are as follows:

                              2005                $322,238
                              2006                $188,775
                              2007                $ 67,404
                              2008                $ 36,824
                              2009                $ 30,411
                        Thereafter                $  1,786


(4)      COMMITMENTS
         -----------

         The Company has a commitment under an employment and non-compete agreement entered into with an individual in a current management position. The minimum commitment under this agreement is payable as follows

                              2005                $370,228
                              2006                $370,228
                              2007                $345,228
                              2008                $244,428
                              2009                $244,428
                        Thereafter                $733,284

         The commitment is fixed as to cash compensation. The commitment also includes a long term care policy for the individual. Should premiums for this long term care policy increase, the Company's liability for this commitment will increase accordingly.

(5)      SIGNIFICANT CUSTOMERS
         ---------------------

         Sales to Fleetwood Enterprises accounted for 30.6%, 26.2% and 23.1% of Company sales in 2004, 2003 and 2002, respectively. Fleetwood operates in the manufactured housing and recreational vehicle industries. Sales to Thor accounted for 10.8%, 8.9% and 7.7% of Company sales in 2004, 2003 and 2002, respectively. Thor operates in the recreational vehicle industry.

 (6)     LONG TERM-DEBT AND CREDIT ARRANGEMENTS
         --------------------------------------

         Long-term debt consists of the following:

                                                                      2004                      2003
                                                                      ----                      ----

         Note payable in monthly payments of $2,088 through
         August 2007 at 4% interest. This note is secured by
         the first mortgage on the Bloomsburg, PA building.        $    60,832             $    82,972

         Note payable in monthly installments of $3,446
         principal plus accrued interest at 4.39% monthly
         through June 2008. This note is secured by the
         Company's Elkhart, IN building.                               572,445                 615,111

         Bond payable in monthly installments through
         November 2008. The interest rate is variable and
         2.08% at January 1, 2005. This bond is secured by
         the Company's Bloomsburg, PA property.                        175,000                 200,000

         Bond payable in quarterly installments through
         March 2014. The interest rate is variable and is
         2.14% at January 1, 2005. This bond is secured by
         the Company's Goshen, IN property.                          1,115,000               1,195,000
                                                                   -----------             -----------
                                                                     1,923,277               2,093,083
    Less amount due within one year                                    170,709                 166,251
                                                                   -----------             -----------
                                                                   $ 1,752,568             $ 1,926,832
                                                                   ===========             ===========

         The principal payments on long-term debt for the five years subsequent to January 1, 2005 are as follows:


                              2005                $170,709
                              2006                $211,648
                              2007                $206,476
                              2008                $599,444
                              2009                $120,000
                        Thereafter                $615,000

         On April 16, 2004 the Company signed an agreement for a $5,000,000 revolving line of credit with Washington Mutual Bank. The Company has borrowed up to approximately $427,000 on this line during the third quarter of 2004 after the purchase of the Company's Phoenix, Arizona facility, however, there were no outstanding borrowings at January 1, 2005. The Company has borrowed on the line of credit in January 2005 to pay the final $1,067,472 (plus accrued interest) due to Fleetwood for the January 2004 acquisition. The Washington Mutual agreement contains certain financial covenants. The Company was in compliance with these covenants at January 1, 2005. Under its prior line of credit agreement with Comerica bank, the maximum borrowings were approximately $520,000 in February 2004.

(7)      EMPLOYEE BENEFIT PLANS
         ----------------------

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed 1 year of employment. Eligible employees may contribute up to 75% of their earnings with a maximum of $13,000 for 2004 ($16,000 for employees over 50 years of age) based on the Internal Revenue Service annual contribution limit. The Company will match 25% of the first 4% of the employee's contributions up to 1% of each employee's earnings. Contributions are invested at the direction of the employee to one or more funds. Company contributions begin to vest after two years, with 100% vesting after five years. Company contributions to the plan were $46,230 in 2004, $38,052 in 2003, and $44,276 in 2002.

(8)      STOCK OPTIONS
         --------------

         Under the 1984 Incentive Stock Option Plan, which expired in 1994, the Company granted options to its employees for 804,976 shares (as adjusted for stock splits). Under the 1995 Incentive Stock Option Plan, the Company may grant options to its key employees for up to 520,832 (as adjusted for stock splits) shares of Common Stock. Under both plans, the exercise price of the option equals the fair market price of the Company's stock on the date of the grant and an option's maximum term is 10 years. Under the 1995 Incentive Stock Option Plan options for 260,410 (as adjusted for stock splits) shares were granted in 1996, options for 7,813 (as adjusted for stock splits) shares were granted in 1997, options for 168,750 (as adjusted for stock splits) shares were granted in 1998 and options for 98,250 shares were granted in 1999. The options granted in 1997 and 1996 vest 20% each year starting with the date of the grant. The options granted in 1999 and 1998, and the 15,000 new options granted in 2002 and 69,700 options granted in 2004, vest 20% each year beginning at the end of the first year. The 166,250 exchanged options granted in 2002 vest 60% at the date of grant, and 20% each at the end of the first and second year.

         -------------------------

         A summary of the status of the Company's outstanding stock options as of January 1, 2005, January 3, 2004, and December 28, 2002, and changes during the years ending on those dates is presented below:

                                                   2004                         2003                           2002
                                         ------------------------     -------------------------      -------------------------
                                                       Exercise                      Exercise                       Exercise
                                          Shares (1)    Price (2)      Shares (1)     Price (2)       Shares (1)     Price (2)
                                         -----------  -----------     -----------    ----------      -----------    ----------

    Outstanding at beginning of year         476,136        $5.37         476,136         $5.37          502,386         $6.18
    Granted                                   69,700        $8.06              --            --          181,250         $5.86
    Excercised                               (39,204)       $5.12              --            --               --            --
    Forfeited/Cancelled                           --           --              --            --         (207,500)        $7.76
                                           ---------                    ---------                     ----------

    Outstanding at year-end                  506,632        $5.78         476,136         $5.37          476,136         $5.37

    Options excercisable at year-end         427,932                      429,886                        390,136
    Weighted average fair value of
      options granted during the year          $2.71                           --                          $2.45

         The following information applies to fixed stock options outstanding at January 1, 2005:

            Number outstanding (1)                               506,632
            Range of exercise prices                             $4.80 to $8.10
            Weighted-average exercise price                      $5.78
            Weighted-average remaining contractual life          4.62 years

---------------
(1)   As adjusted for the five-for-four stock splits in June 1997 and July 1998.
(2)   Based on the weighted-average exercise price.


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

(9)      INCOME TAXES
         -------------

         A summary of income taxes is as follows:

                             2004         2003         2002
                          ----------   ----------   ----------
           Current:
             Federal      $  705,000   $  719,000   $  649,000
             State           150,000      161,000      144,000
           Deferred           51,000      148,000      126,000
                          ----------   ----------   ----------
           Total          $  906,000   $1,028,000   $  919,000
                          ==========   ==========   ==========

         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax liability relate to the following:

                                                           2004         2003
                                                        ---------    ---------
         Depreciation                                   $ 517,000    $ 505,000
         Amortization                                     298,000      245,000
         Inventories, due to additonal cost
           recorded for income tax purposes               (19,000)     (18,000)
         Accounts receivable, due to allowance
           for doubtful accounts                          (56,000)     (78,000)
         Directors' Trust                                (136,000)    (104,000)
         Accrued liabilities, due to expenses not yet
           deductible for income tax purposes             (40,000)     (37,000)
                                                        ---------    ---------
                                                        $ 564,000    $ 513,000
                                                        =========    =========
         The net deferred income tax liability is presented in the balance sheets as follows:

                                                          2004          2003
                                                        ---------    ---------
        Current Asset                                   $116,000     $133,000
        Long-term Liability                              680,000      646,000

         The effective income tax rate varied from the statutory Federal tax rate as follows:

                                               2004        2003         2002
                                             -------      ------      -------
        Federal statutory rate                  34.0%      34.0%       34.0%
        State income taxes, net of
            federal income tax benefit           4.2        4.4         4.3
        Other                                    1.2        1.3         1.6
                                             -------    -------     -------
        Effective income tax rate               39.4%      39.7%       39.9%
                                             =======    =======     =======

 (10)    EARNINGS PER SHARE
         ------------------

         In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                        2004         2003         2002
                                     ----------   ----------   ----------
     Numerator:
       Net income                    $1,394,698   $1,561,778   $1,384,379
                                     ==========   ==========   ==========
     Denominator
       Weighted-average number of
         Common Shares outstanding    2,816,661    2,794,286    2,793,781
       Dilutive effect of stock
         options on net income          150,126       33,316       36,526
                                     ----------   ----------   ----------
                                      2,966,787    2,827,602    2,830,307
                                     ==========   ==========   ==========
     Diluted earnings per share      $     0.47   $     0.55   $     0.49
                                     ==========   ==========   ==========

(11)     QUARTERLY FINANCIAL INFORMATION
         -------------------------------

                                              First           Second           Third            Fourth
                                             Quarter          Quarter         Quarter           Quarter             Year
                                          -----------      ------------     -----------       -----------       ------------
    2004  (1)
    Net Sales                             $12,792,048      $ 14,320,830     $ 12,123,515      $ 11,212,821      $ 50,449,214
    Gross Profit                          $ 2,283,228      $  2,971,783     $  2,397,845      $  2,463,709      $ 10,116,565
    Net Earnings                          $   200,884      $    538,612     $    295,020      $    360,182      $  1,394,698
    Earnings Per Common Share:
        Basic                             $      0.07      $       0.19     $       0.11      $       0.13      $       0.50
        Diluted                           $      0.07      $       0.18     $       0.10      $       0.12      $       0.47
    Average Common
    Shares Outstanding:
        Basic                               2,805,963         2,813,699        2,820,107         2,826,876         2,816,661
        Diluted                             2,928,728         2,956,044        2,993,534         2,988,844         2,966,787

                                              First           Second           Third            Fourth
                                             Quarter          Quarter         Quarter           Quarter             Year
                                          -----------      ------------     -----------       -----------       ------------
    2003
    Net Sales                             $ 9,779,753      $ 10,767,015     $ 10,984,598      $ 10,271,858      $ 41,803,224
    Gross Profit                          $ 2,070,052      $  2,450,466     $  2,352,311      $  2,250,853      $  9,123,682
    Net Earnings                          $   307,875      $    497,928     $    419,147      $    336,828      $  1,561,778
    Earnings Per Common Share:
        Basic                             $      0.11      $       0.18     $       0.15      $       0.12      $       0.56
        Diluted                           $      0.11      $       0.18     $       0.15      $       0.11      $       0.55
    Average Common
    Shares Outstanding:
        Basic                               2,791,226         2,793,229        2,795,166         2,797,293         2,794,286
        Diluted                             2,807,647         2,796,524        2,829,568         2,873,164         2,827,602


(1) The Company restated previous quarterly results for fiscal 2004 that affect 2004 earnings, cash flow, and financial position. The restatement was necessary following a review by the Securities and Exchange Commission (SEC) regarding the Company's accounting for the acquisition of Fleetwood Enterprises' Drapery operation in January 2004.

The Company capitalized certain excess costs incurred during the period that it was redistributing the productiuon from the acquired facility in Douglas, Georgia to its other plants. These excess costs were being amortized over the initial term of the agreement. The SEC felt that these costs should be expensed as incurred in order to conform with GAAP (Generally Accepted Accounting Principles).

As a result of this restatement, earnings changed as follows:

                                              First           Second           Third            Fourth
                                             Quarter          Quarter         Quarter           Quarter             Year
                                          -----------      ------------     -----------       -----------       ------------
    Previously Reported
       Net Earnings                         $ 429,073         $ 592,969        $ 368,985         $ 315,195       $ 1,706,222
    Change                                   (228,189)          (54,357)         (73,965)           44,987          (311,524)
                                            ---------         ---------        ---------         ---------       -----------

    Restated Net Earnings                   $ 200,884         $ 538,612        $ 295,020         $ 360,182       $ 1,394,698
                                            =========         =========        =========         =========       ===========

(12)     BUSINESS ACQUISITION
         --------------------

         On January 23, 2004, the Company entered into an agreement, effective January 26, 2004, to purchase the land, building, machinery, equipment, inventory and other assets of Fleetwood Enterprises Inc.'s ("Fleetwood") drapery operation in Douglas, Georgia for a purchase price of $4 million in cash, plus an additional amount for inventory of $1,067,472. Payment for the inventory was paid to Fleetwood on January 24, 2005 along with accrued interest at 4%.

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

         The Company has assigned the excess costs of this acquisition over the value of the asset acquired to an identifiable intangible asset. This intangible will be amortized over the life of the agreement with Fleetwood. The agreement to expand its relationship and become Fleetwood's exclusive supplier of the above mentioned products was the primary factor in compelling the Company to make the acquisition. The asset is currently being amortized over six years. The remaining benefits of the agreement with Fleetwood exceed the remaining capitalized cost of the intangible asset.

         The Company is unable to provide meaningful pro-forma financial statements for this combination, because it is operating the business on a substantially different basis than its predecessor.

         Fleetwood was the Company's largest customer in 2004, representing approximately 31% of total sales.

         The total acquisition cost and liability is as follows:



            Total Acquisition Cost                           $ 5,336,894
            Cash Paid through January 1, 2005                  4,269,422
                                                             -----------

    Acquisition Liability at January 1, 2005                 $ 1,067,472
                                                             ===========

                INDEPENDENT AUDITORS' REPORT
               ON FINANCIAL STATEMENT SCHEDULE




The Board of  Directors
  and Stockholders of
DECORATOR INDUSTRIES, INC.



         The audit referred to in our opinion dated February 12, 2005 (March 24,2005 as to Notes 11 and 12) on the financial statements as of January 1, 2005 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in Item 15 (a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.





                                                    LOUIS PLUNG & COMPANY, LLP
                                                    Certified Public Accountants


















Pittsburgh, Pennsylvania
February 12, 2005 (March 24,2005 as to Notes 11 and 12)

                 DECORATOR INDUSTRIES, INC.
       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              COLUMN A                COLUMN B                 COLUMN C               COLUMN D               COLUMN E
                                                              Additions
                                                         (1)              (2)
                                                     Charged to       Charged to
                                     Balance at         Costs            Other                                Balance at
                                      Beginning          And           Accounts        Deductions                End
   Description                        of Period       Expenses         Described       Described              of Period
   -----------                        ---------       --------         ---------       ---------              ---------
   DEDUCTED FROM ASSETS
    TO WHICH THEY APPLY:

   ALLOWANCE FOR
   DOUBTFUL ACCOUNTS

                2004                     $ 200,598               0             0         56,521 (A)           $ 144,077
                2003                     $ 202,933          40,000             0         42,335 (A)           $ 200,598
                2002                     $ 221,462          52,500             0         71,029 (A)           $ 202,933

   (A) Write-off bad debts


   ALLOWANCE FOR SALES
   RETURNS

                2004                      $ 44,000         (14,000)            0              0                $ 30,000
                2003                      $ 54,000         (10,000)            0              0                $ 44,000
                2002                      $ 42,422          11,578             0              0                $ 54,000
