Form 10-Q/A
period 2004-04-03
DECORATOR INDUSTRIES INC
filed 2005-04-27
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Decorator Industries, Inc. for the quarter ended April 3, 2004 is to restate its financial statements for the thirteen weeks ended April 3, 2004 and related disclosures, as described in Note 1 to the financial statements. Additional information about the decision to restate these financial statements can be found in the Company's Form 8-K/A, filed with the Securities and Exchange Commission on April 6, 2005.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update these disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 14, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

o Part I - Item 1 - Financial Statements

o Part I - Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

o Part I - Item 4 - Controls and Procedures

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
-------  ---------------------

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

                                                                       APRIL 3,      JANUARY 3,
           ASSETS                                                        2004           2004
           ------                                                    -----------     -----------
                                                                     (RESTATED)
                                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and Cash Equivalents                                         $   325,106     $ 3,991,631
   Accounts Receivable, less allowance for
      doubtful accounts ($201,094 and $200,598)                        4,959,773       3,519,418
   Inventories                                                         5,402,973       4,123,397
   Other Current Assets                                                  387,284         274,285
                                                                     -----------     -----------
TOTAL CURRENT ASSETS                                                  11,075,136      11,908,731
                                                                     -----------     -----------

Property and Equipment
   Land, Buildings & Improvements                                      5,636,096       5,114,341
   Machinery, Equipment, Furniture & Fixtures                          6,312,433       6,064,877
                                                                     -----------     -----------
Total Property and Equipment                                          11,948,529      11,179,218
   Less: Accumulated Depreciation and Amortization                     5,330,680       5,157,452
                                                                     -----------     -----------
Net Property and Equipment                                             6,617,849       6,021,766
                                                                     -----------     -----------

Goodwill, less accumulated Amortization of $1,348,569                  2,731,717       2,731,717
Identifiable intangible asset, less accumulated Amortization
   of $124,840                                                         3,761,849              --
Other Assets                                                             214,384         426,108
                                                                     -----------     -----------

TOTAL ASSETS                                                         $24,400,935     $21,088,322
                                                                     ===========     ===========

      LIABILITIES & STOCKHOLDERS' EQUITY
      ----------------------------------

CURRENT LIABILITIES:
   Accounts Payable                                                  $ 3,509,224     $ 1,878,683
   Current Maturities of Long-term Debt                                  166,628         166,251
   Accrued Expenses:
      Income Taxes                                                        85,274              --
      Compensation                                                       657,675         940,158
      Acquisition Liability                                            1,372,409              --
      Other                                                            1,309,883         915,777
                                                                     -----------     -----------
TOTAL CURRENT LIABILITIES                                              7,101,093       3,900,869
                                                                     -----------     -----------

Long-Term Debt                                                         1,884,155       1,926,832
Deferred Income Taxes                                                    672,000         646,000
                                                                     -----------     -----------
TOTAL LIABILITIES                                                      9,657,248       6,473,701
                                                                     -----------     -----------

Stockholders' Equity
   Common Stock $.20 par value: Authorized shares, 10,000,000;
      Issued shares, 4,485,728                                           897,146         897,146
   Paid-in Capital                                                     1,373,773       1,426,435
   Retained Earnings                                                  20,693,063      20,576,497
                                                                     -----------     -----------
                                                                      22,963,982      22,900,078
   Less: Treasury stock, at cost: 1,673,573 and 1,686,840 shares       8,220,295       8,285,457
                                                                     -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                            14,743,687      14,614,621
                                                                     -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $24,400,935     $21,088,322
                                                                     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                FOR THE THIRTEEN WEEKS ENDED
                                                 ---------------------------------------------------------
                                                         APRIL 3, 2004                 MARCH 29, 2003
                                                 ---------------------------   ---------------------------
                                                          (RESTATED)
Net Sales                                        $ 12,792,048         100.00%  $  9,779,753         100.00%
Cost of Products Sold                              10,508,820          82.15%     7,709,701          78.83%
                                                 ------------                  ------------
Gross Profit                                        2,283,228          17.85%     2,070,052          21.17%

Selling and Administrative Expenses                 1,955,023          15.28%     1,560,724          15.96%
                                                 ------------                  ------------
Operating Income                                      328,205           2.57%       509,328           5.21%

Other Income (Expense)
              Interest and Investment Income           27,441           0.21%        15,891           0.16%
              Interest Expense                        (26,762)         -0.21%       (10,344)         -0.10%
                                                 ------------                  ------------
Earnings Before Income Taxes                          328,884           2.57%       514,875           5.27%
Provision for Income Taxes                            128,000           1.00%       207,000           2.12%
                                                 ------------                  ------------

NET INCOME                                       $    200,884           1.57%  $    307,875           3.15%
                                                 ============                  ============

EARNINGS PER SHARE
               BASIC                             $       0.07                  $       0.11
                                                 ============                  ============
               DILUTED                           $       0.07                  $       0.11
                                                 ============                  ============
Weighted Average Number of
  Shares Outstanding
               Basic                                2,805,963                     2,791,226
               Diluted                              2,928,728                     2,807,647

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR THE THIRTEEN WEEKS ENDED
                                                             -----------------------------------
                                                             APRIL 3, 2004        MARCH 29, 2003
                                                             -------------        --------------
                                                              (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                 $   200,884           $   307,875
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
       Depreciation and Amortization                              314,758               176,311
       Provision for Losses on Accounts Receivable                     --                10,000
       Deferred Taxes                                              14,000                (4,000)
       (Gain)/Loss on Disposal of Assets                             (584)                9,119
   Increase (Decrease) from Changes in:
       Accounts Receivable                                     (1,440,355)             (591,116)
       Inventories                                                (22,462)              629,463
       Prepaid Expenses                                          (100,999)              (13,811)
       Other Assets                                               211,724              (128,016)
       Accounts Payable                                         1,630,541               107,661
       Accrued Expenses                                           (17,065)             (337,715)
                                                              -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         790,442               165,771
                                                              -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid for acquisitions                              (3,888,842)                   --
   Capital Expenditures                                          (455,157)              (53,231)
   Proceeds from Property Dispositions                              1,150                    --
                                                              -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                          (4,342,849)              (53,231)
                                                              -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                        (42,300)              (31,413)
   Dividend Payments                                              (84,318)              (83,726)
   Issuance of Stock for Directors Trust                           12,500                10,000
                                                              -----------           -----------
NET CASH USED IN FINANCING ACTIVITIES                            (114,118)             (105,139)

Net (Decrease) Increase in Cash and Cash Equivalents           (3,666,525)                7,401
Cash and Cash Equivalents at Beginning of Year                  3,991,631             2,117,762
                                                              -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   325,106           $ 2,125,163
                                                              ===========           ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
       Interest                                               $    13,865           $     6,289
       Income Taxes                                           $    21,468           $    25,091

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

         Following a review with the Securities and Exchange Commission (SEC) on March 22, 2005 of the Company's accounting for the acquisition of Fleetwood Enterprises' Drapery operations, it was the SEC's view that the Company purchased a business rather than assets. Certain excess costs associated with this acquisition were capitalized and being amortized over the 6 year period of the exclusive supply agreement. The SEC determined these costs should in fact have been expensed as incurred to conform with Generally Accepted Accounting Principles
         (GAAP). The financial position as of April 3, 2004, and the results of operations for the thirteen weeks ended April 3, 2004, have been restated to conform with this application of GAAP.

NOTE 2. The financial statements included in the Form 10-Q/A are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 3, 2004. The results of operations for the thirteen week periods ended April 3, 2004 and March 29, 2003 are not necessarily indicative of operating results for the full year.

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
                                                ==========          ==========

NOTE 4.  EARNINGS PER SHARE
         ------------------

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                 FOR THE THIRTEEN WEEKS ENDED
                                               ------------------------------
                                               APRIL 3, 2004    MARCH 29, 2003
                                               -------------    --------------
         Numerator:
             Net income                          $  200,884       $  307,875
                                                 ==========       ==========
         Denominator:
             Weighted-average number of
                 common shares outstanding        2,805,963        2,791,226

             Dilutive effect of
                 stock options on net income        122,765           16,421
                                                 ----------       ----------
                                                  2,928,728        2,807,647
                                                 ==========       ==========

             Diluted earnings per share:         $     0.07       $     0.11
                                                 ==========       ==========

NOTE 5.  BUSINESS ACQUISITION
         --------------------

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

         The Company has assigned the excess costs of this acquisition over the value of the asset acquired to an identifiable intangible asset. This intangible will be amortized over the life of the agreement with Fleetwood. The agreement to expand its relationship and become Fleetwood's exclusive supplier of the above mentioned products was the primary factor in compelling the Company to make the purchase. The asset is currently being amortized over six years. The remaining benefits of the agreement with Fleetwood exceed the remaining capitalized cost of the intangible asset.

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

         The total acquisition cost and liability is as follows:

         Total Acquisition Cost                     $5,261,251
         Cash Paid through April 3, 2004             3,888,842
                                                    ----------
         Acquisition Liability at April 3, 2004     $1,372,409
                                                    ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
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

FINANCIAL CONDITION
-------------------

The Company's financial ratios changed significantly as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 11.33%

                                        APRIL 3, 2004           JANUARY 3, 2004
                                        -------------           ---------------
         Current Ratio                      1.56                     3.05
         Quick Ratio                        0.80                     2.00
         LT Debt to Total Capital          11.33%                   11.65%
         Working Capital                 $3,974,043               $8,007,862

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

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statements of Earnings:

                                              FIRST       FIRST
                                             QUARTER     QUARTER
                EARNINGS RATIOS                2004        2003
                ---------------              -------     -------
         Net sales                            100.0%      100.0%
         Cost of products sold                 82.1        78.8
         Selling and administrative            15.3        16.0
         Interest and investment income        (0.2)       (0.2)
         Interest expense                       0.2         0.1
         Income taxes                           1.0         2.1
         Net income                             1.6         3.2

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations. (continued)
         ----------------------------------

THIRTEEN WEEK PERIOD ENDED APRIL 3, 2004, (FIRST QUARTER 2004) COMPARED TO
--------------------------------------------------------------------------
THIRTEEN WEEK PERIOD ENDED MARCH 29, 2003, (FIRST QUARTER 2003)
---------------------------------------------------------------

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

Cost of products sold increased to 82.1% in the First Quarter 2004 compared to 78.8% a year ago. The major reasons for the increase in this percentage were the higher costs of production at the Douglas, Georgia facility acquired from Fleetwood and the transition costs incurred by the Company to re-distribute most of the acquired business to its other facilities. Without these expenses, the cost of goods sold percentage would have been 79.8%. A somewhat negative impact from product mix and higher manufacturing expenses were partially offset by increased sales volumes.

Selling and administrative expenses were $1,955,023 in the First Quarter 2004 versus $1,560,724 in the First Quarter 2003. The increase is largely due to amortization expense of the intangible asset resulting from the Fleetwood acquisition, expenses related to the Company's new Douglas facility, higher salaries and travel expenses related to the ongoing implementation of the Company's Enterprise-Resource-Planning system, and a greater accrual for performance bonuses. As a percentage of sales, selling and administrative expenses decreased from 16.0% to 15.3% due to increased sales volume.

Interest expense increased to $26,762 in the First Quarter 2004 from $10,334 in the First Quarter 2003 because of periodic borrowings on the Company's line of credit, interest on the inventory purchased from Fleetwood in January 2004, and interest on the loan secured by the Company's Elkhart, Indiana facility which was not outstanding during the First Quarter 2003.

Net income decreased to $200,884 in the First Quarter of 2004 compared to $307,875 in the First Quarter of 2003, a decrease of 34.8%. This decrease is largely the result of expenses related to the Fleetwood acquisition, partially offset by greater sales. Diluted earnings per share decreased from $0.11 per share to $0.07 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations. (continued)
         ----------------------------------

EBITDA
------

EBITDA represents income before income taxes, interest expense, depreciation and amortization and is an approximation of cash flow from operations before tax. The Company uses EBITDA as an internal measure of performance and believes it is a useful and commonly used measure of financial performance in addition to income before taxes and other profitability measures under Generally Accepted Accounting Principles ("GAAP").

EBITDA is not a measure of performance under GAAP. EBITDA should not be construed as an alternative to operating income and income before taxes as an indicator of the Company's operations in accordance with GAAP. Nor is EBITDA an alternative to cash flow from operating activities in accordance with GAAP. The Company's definition of EBITDA can differ from that of other companies.

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the first quarters of fiscal 2004 and 2003:

                                                  FOR THE THIRTEEN WEEKS ENDED
                                                --------------------------------
                                                APRIL 3, 2004     MARCH 29, 2003
                                                -------------     --------------
         Net Income                                $200,884          $307,875

         Add:
               Interest                              26,762            10,344
               Taxes                                128,000           207,000
               Depreciation & Amortiztion           314,758           176,311
                                                   --------          --------
         EBITDA                                    $670,404          $701,530
                                                   ========          ========

Item 4.  Controls and Procedures.
-------  ------------------------

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 3, 2004 and have concluded that they were adequate and effective. As discussed in Note 1, the Company restated previously reported quarterly financial results for 2004. The Company has determined that the restatement of quarterly results was not the result of a weakness in internal controls.

(b) During the most recent fiscal quarter, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)      Exhibits:
                  ---------

                  31.1  -  Certification of President

                  31.2  -  Certification of Chief Financial Officer

                  32    -  Certificate required by 18 U.S.C.ss.1350.

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


                                             DECORATOR INDUSTRIES, INC.
                                                    (Registrant)



Date: April 25, 2005                         By: /s/ William A. Bassett
      --------------                                 ------------------
                                                     William A. Bassett,
                                                     President


Date: April 25, 2005                         By: /s/ Michael K. Solomon
      --------------                                 ------------------
                                                     Michael K. Solomon,
                                                     Chief Financial Officer