Form 10-Q/A
period 2004-07-03
DECORATOR INDUSTRIES INC
filed 2005-04-27
CIK 27613

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

                                EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Decorator Industries, Inc. for the quarter ended July 3, 2004 is to restate its financial statements for the thirteen weeks and twenty-six weeks ended July 3, 2004 and related disclosures, as described in Note 1 to the financial statements. Additional information about the decision to restate these financial statements can be found in the Company's Form 8-K/A, filed with the Securities and Exchange Commission on April 6, 2005.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update these disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 17, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

o Part I - Item 1 - Financial Statements

o Part I - Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

o Part I - Item 4 - Controls and Procedures

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
-------  ---------------------

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

           ASSETS                                                      JULY 3,        JANUARY 3,
           ------                                                       2004            2004
                                                                     -----------     -----------
                                                                      (RESTATED)
                                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and Cash Equivalents                                         $   141,924     $ 3,991,631
   Accounts Receivable, less allowance for
      doubtful accounts ($200,202 and $200,598)                        5,412,664       3,519,418
   Inventories                                                         5,701,348       4,123,397
   Other Current Assets                                                  690,058         274,285
                                                                     -----------     -----------
TOTAL CURRENT ASSETS                                                  11,945,994      11,908,731
                                                                     -----------     -----------
Property and Equipment
   Land, Buildings & Improvements                                      5,682,523       5,114,341
   Machinery, Equipment, Furniture & Fixtures                          6,362,926       6,064,877
                                                                     -----------     -----------
Total Property and Equipment                                          12,045,449      11,179,218
   Less: Accumulated Depreciation and Amortization                     5,527,189       5,157,452
                                                                     -----------     -----------
Net Property and Equipment                                             6,518,260       6,021,766
                                                                     -----------     -----------

Goodwill, less accumulated Amortization of $1,348,569                  2,731,717       2,731,717
Identifiable intangible asset, less accumulated Amortization
   of $287,131                                                         3,599,558              --
Other Assets                                                             258,052         426,108
                                                                     -----------     -----------
TOTAL ASSETS                                                         $25,053,581     $21,088,322
                                                                     ===========     ===========
      LIABILITIES & STOCKHOLDERS' EQUITY
      ----------------------------------

CURRENT LIABILITIES:
   Accounts Payable                                                  $ 3,902,812     $ 1,878,683
   Current Maturities of Long-term Debt                                  170,495         166,251
   Accrued Expenses:
      Compensation                                                       845,159         940,158
      Acquisition Liability                                            1,293,540              --
      Other                                                            1,105,729         915,777
                                                                     -----------     -----------
TOTAL CURRENT LIABILITIES                                              7,317,735       3,900,869
                                                                     -----------     -----------

Long-Term Debt                                                         1,837,922       1,926,832
Deferred Income Taxes                                                    670,000         646,000
                                                                     -----------     -----------
TOTAL LIABILITIES                                                      9,825,657       6,473,701
                                                                     -----------     -----------

Stockholders' Equity
   Common Stock $.20 par value: Authorized shares, 10,000,000;
      Issued shares, 4,485,728                                           897,146         897,146
   Paid-in Capital                                                     1,381,503       1,426,435
   Retained Earnings                                                  21,147,220      20,576,497
                                                                     -----------     -----------
                                                                      23,425,869      22,900,078
   Less: Treasury stock, at cost: 1,669,022 and 1,686,840 shares       8,197,945       8,285,457
                                                                     -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                            15,227,924      14,614,621
                                                                     -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $25,053,581     $21,088,322
                                                                     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                           FOR THE THIRTEEN WEEKS ENDED                 FOR THE TWENTY-SIX WEEKS ENDED
                                           ----------------------------                 ------------------------------
                                      JULY 3, 2004           JUNE 28, 2003           JULY 3, 2004            JUNE 28, 2003
                                 ----------------------  ----------------------  ----------------------  ----------------------
                                        (RESTATED)                                     (RESTATED)
Net Sales                        $ 14,320,830   100.00%  $ 10,767,015   100.00%  $ 27,112,878   100.00%  $ 20,546,768   100.00%
Cost of Products Sold              11,349,047    79.25%     8,316,549    77.24%    21,857,867    80.62%    16,026,250    78.00%
                                 ------------            ------------            ------------            ------------
Gross Profit                        2,971,783    20.75%     2,450,466    22.76%     5,255,011    19.38%     4,520,518    22.00%

Selling and Administrative
Expenses                            2,081,898    14.54%     1,640,167    15.23%     4,036,921    14.89%     3,200,891    15.58%
                                 ------------            ------------            ------------            ------------
Operating Income                      889,885     6.21%       810,299     7.53%     1,218,090     4.49%     1,319,627     6.42%

Other Income (Expense)
          Interest,
          Investment and
                   Other
                   Income              26,035     0.18%        26,071     0.24%        53,476     0.20%        41,962     0.20%
          Interest Expense            (28,308)   -0.19%       (13,442)   -0.13%       (55,070)   -0.20%       (23,786)   -0.11%
                                 ------------            ------------            ------------            ------------
Earnings Before Income Taxes          887,612     6.20%       822,928     7.64%     1,216,496     4.49%     1,337,803     6.51%
Provision for Income Taxes            349,000     2.44%       325,000     3.02%       477,000     1.76%       532,000     2.59%
                                 ------------            ------------            ------------            ------------
NET INCOME                       $    538,612     3.76%  $    497,928     4.62%  $    739,496     2.73%  $    805,803     3.92%
                                 ============            ============            ============            ============

EARNINGS PER SHARE
          BASIC                  $       0.19            $       0.18            $       0.26            $       0.29
                                 ============            ============            ============            ============
          DILUTED                $       0.18            $       0.18            $       0.25            $       0.29
                                 ============            ============            ============            ============

Weighted Average Number of
  Shares Outstanding
          Basic                     2,813,699               2,793,229                 2,809,831               2,792,228
          Diluted                   2,956,044               2,796,524                 2,942,386               2,802,086

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        FOR THE TWENTY-SIX WEEKS ENDED
                                                        ------------------------------
                                                        JULY 3, 2004     JUNE 28, 2003
                                                        ------------     -------------
                                                          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                            $   739,496      $   805,803
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
       Depreciation and Amortization                         673,901          350,305
       Provision for Losses on Accounts Receivable                --           20,000
       Deferred Taxes                                         15,000           38,000
       (Gain) Loss on Disposal of Assets                        (584)          10,767
   Increase (Decrease) from Changes in:
       Accounts Receivable                                (1,893,246)        (947,070)
       Inventories                                          (320,837)         349,444
       Prepaid Expenses                                     (406,773)         (23,384)
       Other Assets                                          168,056          (80,997)
       Accounts Payable                                    2,024,129        1,018,074
       Accrued Expenses                                       (3,443)         (65,605)
                                                         -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    995,699        1,475,337
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid for acquisitions                         (4,083,277)              --
   Capital Expenditures                                     (552,420)        (397,197)
   Proceeds from Property Dispositions                         1,150              900
                                                         -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                     (4,634,547)        (396,297)
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                   (84,666)         (62,878)
   Dividend Payments                                        (168,773)        (167,512)
   Proceeds from Exercise of Stock Options                    17,580               --
   Issuance of Stock for Directors Trust                      25,000           20,000
   Proceeds on Debt from Building                                 --          640,000
                                                         -----------      -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (210,859)         429,610

Net (Decrease) Increase in Cash and Cash Equivalents      (3,849,707)       1,508,650
Cash and Cash Equivalents at Beginning of Year             3,991,631        2,117,762
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   141,924      $ 3,626,412
                                                         ===========      ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
       Interest                                          $    26,527      $    12,898
       Income Taxes                                      $   621,757      $   245,259

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

         Following a review with the Securities and Exchange Commission (SEC) on March 22, 2005 of the Company's accounting for the acquisition of Fleetwood Enterprises' Drapery operations, it was the SEC's view that the Company purchased a business rather than assets. Certain excess costs associated with this acquisition were capitalized and being amortized over the 6 year period of the exclusive supply agreement. The SEC determined these costs should in fact have been expensed as incurred to conform with Generally Accepted Accounting Principles
         (GAAP). The financial position as of July 3, 2004, and the results of operations for the thirteen weeks and twenty-six weeks ended July 3, 2004, have been restated to conform with this application of GAAP.

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

                                                         FOR THE THIRTEEN WEEKS ENDED            FOR THE TWENTY-SIX WEEKS ENDED
                                                       ---------------------------------       ---------------------------------
                                                       JULY 3, 2004        JUNE 28, 2003       JULY 3, 2004        JUNE 28, 2003
                                                       ------------        -------------       ------------        -------------
         Numerator:
               Net income                               $  538,612          $  497,928          $  739,496          $  805,803
                                                        ==========          ==========          ==========          ==========
         Denominator:
               Weighted-average number of
                   common shares outstanding             2,813,699           2,793,229           2,809,831           2,792,228

               Dilutive effect of
                   stock options on net income             142,345               3,295             132,555               9,858
                                                        ----------          ----------          ----------          ----------
                                                         2,956,044           2,796,524           2,942,386           2,802,086
                                                        ==========          ==========          ==========          ==========
               Diluted earnings per share:              $     0.18          $     0.18          $     0.25          $     0.29
                                                        ==========          ==========          ==========          ==========

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

         The total acquisition cost and liability is as follows:

         Total Acquisition Cost                    $5,376,817
         Cash Paid through July 3, 2004             4,083,277
                                                   ----------

         Acquisition Liability at July 3, 2004     $1,293,540
                                                   ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
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

FINANCIAL CONDITION
-------------------

The Company's financial ratios changed significantly as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 10.77%

                                 July 3, 2004   April 3, 2004   January 3, 2004
                                 ------------   -------------   ---------------
Current Ratio                        1.63            1.56             3.05
Quick Ratio                          0.85            0.80             2.00
LT Debt to Total Capital            10.77%          11.33%           11.65%
Working Capital                   $4,628,259      $3,974,043       $8,007,862

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

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statements of Earnings:

                                     SECOND       SECOND
                                     QUARTER      QUARTER      YTD         YTD
           EARNINGS RATIOS            2004         2003       2004         2003
           ---------------           ------       ------     ------       ------
Net sales                            100.0%       100.0%     100.0%       100.0%
Cost of products sold                  79.3         77.2       80.6         78.0
Selling and administrative             14.5         15.2       14.9         15.6
Interest and investment income        (0.2)        (0.2)      (0.2)        (0.2)
Interest expense                        0.2          0.1        0.2          0.1
Income taxes                            2.4          3.0        1.8          2.6
Net income                              3.8          4.6        2.7          3.9

THIRTEEN WEEK PERIOD ENDED JULY 3, 2004, (SECOND QUARTER 2004) COMPARED TO
--------------------------------------------------------------------------
THIRTEEN WEEK PERIOD ENDED JUNE 28, 2003, (SECOND QUARTER 2003)
---------------------------------------------------------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations. (continued)
         ----------------------------------

Cost of products sold increased to 79.3% in the Second Quarter 2004 compared to 77.2% a year ago. The major reasons for the increase in this percentage were the higher costs of production at the Douglas, Georgia facility acquired from Fleetwood and the transition costs incurred by the Company to re-distribute most of the acquired business to its other facilities. Without these expenses, the cost of products sold percentage would have been 78.5%. Increases in material and labor expenses were responsible for the increase in cost of goods sold percentage.

Selling and administrative expenses were $2,081,898 in the Second Quarter 2004 versus $1,640,167 in the Second Quarter 2003. The increase is largely due to amortization expense of the intangible asset resulting from the Fleetwood acquisition, expenses relating to the operations of the new Douglas facility, and expenses related to the ongoing implementation of the Company's Enterprise-Resource-Planning system. As a percentage of sales, selling and administrative expenses decreased from 15.2% to 14.5% due to increased sales volume.

Interest expense increased to $28,308 in the Second Quarter 2004 from $13,442 in the Second Quarter 2003 because of periodic borrowings on the Company's line of credit, interest on the inventory purchased from Fleetwood in January 2004, and interest on the loan secured by the Company's Elkhart, Indiana facility which was not outstanding during part of the Second Quarter 2003.

Net income increased to $538,612, in the Second Quarter of 2004 compared to $497,928 in the Second Quarter of 2003, an increase of 8.2%. This increase is largely the result of increased sales, partially offset by expenses relating to the Fleetwood acquisition. Diluted earnings per share remained constant at $0.18 per share.

TWENTY-SIX WEEK PERIOD ENDED JULY 3, 2004, (FIRST SIX MONTHS 2004) COMPARED TO
------------------------------------------------------------------------------
TWENTY-SIX WEEK PERIOD ENDED JUNE 28, 2003, (FIRST SIX MONTHS 2003)
-------------------------------------------------------------------

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

Cost of products sold increased to 80.6% in the First Six Months 2004 compared to 78.0% a year ago. The major reasons for the increase in this percentage were the higher costs of production at the Douglas, Georgia facility acquired from Fleetwood and the transition costs incurred by the Company to re-distribute most of the acquired business to its other facilities. Without these expenses, the cost of products sold percentage would have been 79.1%. Increases in material and labor expenses were responsible for the increase in cost of goods sold percentage.

Selling and administrative expenses were $4,036,921 in the First Six Months 2004 versus $3,200,891 in the First Six Months 2003. The increase is largely due to amortization expense of the intangible asset resulting from the Fleetwood acquisition, expenses for the operations of the new Douglas facility, and expenses related to the ongoing implementation of the Company's Enterprise-Resource-Planning system. As a percentage of sales, selling and administrative expenses decreased from 15.6% to 14.9% due to increased sales volume.

Interest expense increased to $55,070 in the First Six Months 2004 from $23,786 in the First Six Months 2003 because of periodic borrowings on the Company's line of credit, interest on the inventory purchased from Fleetwood in January 2004, and interest on the loan secured by the Company's Elkhart, Indiana facility which was not outstanding during the entire First Six Months 2003.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations. (continued)
         ----------------------------------

Net income decreased to $739,496 in the First Six Months 2004 compared to $805,803 in the First Six Months 2003, a decrease of 8.2%. This decrease in net income is largely the result of higher costs of goods sold due to the acquisition of the Douglas, Georgia facility, mostly offset by an increase in net sales. Diluted earnings per share decreased from $0.29 for the first half of fiscal 2003 compared to $0.25 for the same period of the current year.

EBITDA

EBITDA represents income before income taxes, interest expense, depreciation and amortization and is an approximation of cash flow from operations before tax. The Company uses EBITDA as an internal measure of performance and believes it is a useful and commonly used measure of financial performance in addition to income before taxes and other profitability measures under Generally Accepted Accounting Principles ("GAAP")

EBITDA is not a measure of performance under GAAP. EBITDA should not be construed as an alternative to operating income and income before taxes as an indicator of the Company's operations in accordance with GAAP. Nor is EBITDA an alternative to cash flow from operating activities in accordance with GAAP. The Company's definition of EBITDA can differ from that of other companies.

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the second quarter and first half of fiscal 2004 and 2003:

                                          FOR THE THIRTEEN WEEKS ENDED       FOR THE TWENTY-SIX WEEKS ENDED
                                        -------------------------------     -------------------------------
                                        JULY 3, 2004      JUNE 28, 2003     JULY 3, 2004      JUNE 28, 2003
                                        ------------      -------------     ------------      -------------
Net Income                               $  538,612        $  497,928        $  739,496        $  805,803

Add:

      Interest                               28,308            13,442            55,070            23,786

      Taxes                                 349,000           325,000           477,000           532,000

      Depreciation & Amortization           359,143           173,994           673,901           350,305
                                         ----------        ----------        ----------        ----------

EBITDA                                   $1,275,063        $1,010,364        $1,945,467        $1,711,894
                                         ==========        ==========        ==========        ==========

Item 4.  Controls and Procedures.
-------  -----------------------

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 3, 2004 and have concluded that they were adequate and effective. As discussed in Note 1, the Company restated previously reported quarterly financial results for 2004. The Company has determined that the restatement of quarterly results was not the result of a weakness in internal controls.

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
                  ------------------------

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


                                             DECORATOR INDUSTRIES, INC.
                                                    (Registrant)



Date: April 25, 2005                         By: /s/ William A. Bassett
      --------------                             ----------------------
                                                     William A. Bassett,
                                                     President


Date: April 25, 2005                         By: /s/ Michael K. Solomon
      --------------                             ----------------------
                                                     Michael K. Solomon,
                                                     Chief Financial Officer