Form 10-Q/A
period 2004-10-02
DECORATOR INDUSTRIES INC
filed 2005-04-27
CIK 27613

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

                         Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                       25-1001433
-------------------------------                          -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

10011 Pines Blvd., Suite #201, Pembroke Pines, Florida            33024
------------------------------------------------------         ----------
         (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

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

                                EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Decorator Industries, Inc. for the quarter ended October 2, 2004 is to restate its financial statements for the thirteen weeks and thirty-nine weeks ended October 2, 2004 and related disclosures, as described in Note 1 to the financial statements. Additional information about the decision to restate these financial statements can be found in the Company's Form 8-K/A, filed with the Securities and Exchange Commission on April 6, 2005.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update these disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 16, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

o Part I - Item 1 - Financial Statements

o Part I - Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
o Part I - Item 4 - Controls and Procedures

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
-------   ---------------------

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

           ASSETS
           ------                                                     OCTOBER 2,     JANUARY 3,
                                                                         2004           2004
                                                                     -----------     -----------
                                                                       (RESTATED)
                                                                      (UNAUDITED)
CURRENT ASSETS:
   Cash and Cash Equivalents                                         $   114,032     $ 3,991,631
   Accounts Receivable, less allowance for
      doubtful accounts ($200,202 and $200,598)                        4,569,218       3,519,418
   Inventories                                                         5,635,021       4,123,397
   Other Current Assets                                                  408,916         274,285
                                                                     -----------     -----------
TOTAL CURRENT ASSETS                                                  10,727,187      11,908,731
                                                                     -----------     -----------

Property and Equipment
   Land, Buildings & Improvements                                      7,241,898       5,114,341
   Machinery, Equipment, Furniture & Fixtures                          6,455,589       6,064,877
                                                                     -----------     -----------
Total Property and Equipment                                          13,697,487      11,179,218
   Less: Accumulated Depreciation and Amortization                     5,724,738       5,157,452
                                                                     -----------     -----------
Net Property and Equipment                                             7,972,749       6,021,766
                                                                     -----------     -----------

Goodwill, less accumulated Amortization of $1,348,569                  2,731,717       2,731,717
Identifiable intangible asset, less accumulated Amortization
   of $449,422                                                         3,488,590              --
Other Assets                                                             260,484         426,108
                                                                     -----------     -----------

TOTAL ASSETS                                                         $25,180,727     $21,088,322
                                                                     ===========     ===========

      LIABILITIES & STOCKHOLDERS' EQUITY
      ----------------------------------

CURRENT LIABILITIES:
   Accounts Payable                                                  $ 3,288,482     $ 1,878,683
   Current Maturities of Long-term Debt                                  170,745         166,251
   Accrued Expenses:
      Compensation                                                     1,008,020         940,158
      Acquisition Liability                                            1,306,892              --
      Other                                                            1,449,430         915,777
                                                                     -----------     -----------
TOTAL CURRENT LIABILITIES                                              7,223,569       3,900,869
                                                                     -----------     -----------

Long-Term Debt                                                         1,795,245       1,926,832
Deferred Income Taxes                                                    662,000         646,000
                                                                     -----------     -----------
TOTAL LIABILITIES                                                      9,680,814       6,473,701
                                                                     -----------     -----------

Stockholders' Equity
   Common Stock $.20 par value: Authorized shares, 10,000,000;
      Issued shares (4,487,728 and 4,485,728)                            897,546         897,146
   Paid-in Capital                                                     1,415,506       1,426,435
   Retained Earnings                                                  21,357,648      20,576,497
                                                                     -----------     -----------
                                                                      23,670,700      22,900,078
   Less: Treasury stock, at cost: 1,663,493 and 1,686,840 shares       8,170,787       8,285,457
                                                                     -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                            15,499,913      14,614,621
                                                                     -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $25,180,727     $21,088,322
                                                                     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                               FOR THE THIRTEEN WEEKS ENDED                   FOR THE THIRTY-NINE WEEKS ENDED
                                      ---------------------------------------------  ----------------------------------------------
                                         OCTOBER 2, 2004       SEPTEMBER 27, 2003       OCTOBER 2, 2004        SEPTEMBER 27, 2003
                                      ---------------------  ----------------------  ----------------------  ----------------------
                                            (RESTATED)                                    (RESTATED)
Net Sales                             $ 12,123,515  100.00%  $ 10,984,598   100.00%  $ 39,236,393   100.00%  $ 31,531,366   100.00%
Cost of Products Sold                    9,725,670   80.22%     8,632,287    78.59%    31,583,537    80.50%    24,658,537    78.20%
                                      ------------           ------------            ------------            ------------
Gross Profit                             2,397,845   19.78%     2,352,311    21.41%     7,652,856    19.50%     6,872,829    21.80%

Selling and Administrative Expenses      1,893,218   15.62%     1,677,318    15.27%     5,930,139    15.11%     4,878,209    15.47%
                                      ------------           ------------            ------------            ------------
Operating Income                           504,627    4.16%       674,993     6.14%     1,722,717     4.39%     1,994,620     6.33%

Other Income (Expense)
          Interest and Investment
          Income                            20,148    0.17%        35,258     0.32%        73,624     0.19%        77,220     0.24%
          Interest Expense                 (28,755)  -0.24%       (16,104)   -0.14%       (83,825)   -0.21%       (39,890)   -0.13%
                                      ------------           ------------            ------------            ------------
Earnings Before Income Taxes               496,020    4.09%       694,147     6.32%     1,712,516     4.37%     2,031,950     6.44%
Provision for Income Taxes                 201,000    1.66%       275,000     2.50%       678,000     1.73%       807,000     2.56%
                                      ------------           ------------            ------------            ------------

NET INCOME                            $    295,020    2.43%  $    419,147     3.82%  $  1,034,516     2.64%  $  1,224,950     3.88%
                                      ============           ============            ============            ============
EARNINGS PER SHARE
          BASIC                       $       0.11           $       0.15            $       0.37            $       0.44
                                      ============           ============            ============            ============
          DILUTED                     $       0.10           $       0.15            $       0.35            $       0.44
                                      ============           ============            ============            ============

Weighted Average
  Number of Shares Outstanding
          Basic                          2,820,107            2,795,166                 2,813,256               2,793,207
          Diluted                        2,993,534            2,829,568                 2,959,435               2,811,246

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        FOR THE THIRTY-NINE WEEKS ENDED
                                                        -------------------------------
                                                      OCTOBER 2, 2004   SEPTEMBER 27, 2003
                                                      ---------------   ------------------
                                                        (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                            $ 1,034,516      $ 1,224,950
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
       Depreciation and Amortization                       1,033,674          525,261
       Provision for Losses on Accounts Receivable                --           30,000
       Deferred Taxes                                         13,000           87,000
       (Gain) Loss on Disposal of Assets                         (62)          11,864
   Increase (Decrease) from Changes in:
       Accounts Receivable                                (1,049,800)      (1,226,026)
       Inventories                                          (254,510)         201,767
       Prepaid Expenses                                     (131,631)        (105,254)
       Other Assets                                          165,624          100,170
       Accounts Payable                                    1,409,799          696,997
       Accrued Expenses                                      651,293           99,100
                                                         -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,871,903        1,645,829
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid for acquisitions                         (4,269,422)              --
   Capital Expenditures                                   (2,209,615)        (694,064)
   Proceeds from Property Dispositions                         5,852              900
                                                         -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                     (6,473,185)        (693,164)
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                  (127,093)        (105,062)
   Dividend Payments                                        (253,364)        (251,359)
   Proceeds from Exercise of Stock Options                    42,640               --
   Issuance of Stock for Directors Trust                      61,500           30,000
   Proceeds on Debt from Building                                 --          640,000
                                                         -----------      -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (276,317)         313,579

Net (Decrease) Increase in Cash and Cash Equivalents      (3,877,599)       1,266,244
Cash and Cash Equivalents at Beginning of Year             3,991,631        2,117,762
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   114,032      $ 3,384,006
                                                         ===========      ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
       Interest                                          $    39,646      $    26,043
       Income Taxes                                      $   663,869      $   533,059

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

         Following a review with the Securities and Exchange Commission (SEC) on March 22, 2005 of the Company's accounting for the acquisition of Fleetwood Enterprises' Drapery operations, it was the SEC's view that the Company purchased a business rather than assets. Certain excess costs associated with this acquisition were capitalized and being amortized over the 6 year period of the exclusive supply agreement. The SEC determined these costs should in fact have been expensed as incurred to conform with Generally Accepted Accounting Principles
         (GAAP). The financial position as of October 2, 2004, and the results of operations for the thirteen weeks and thirty-nine weeks ended October 2, 2004, have been restated to conform with this application of GAAP.

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
                                           ==========          ==========

NOTE 4.  EARNINGS PER SHARE
         ------------------

         Basic earnings per share is computed by dividi ng net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                         FOR THE THIRTEEN WEEKS ENDED           FOR THE THIRTY-NINE WEEKS ENDED
                                                      ------------------------------------   ------------------------------------
                                                      OCTOBER 2, 2004   SEPTEMBER 27, 2003   OCTOBER 2, 2004   SEPTEMBER 27, 2003
                                                      ---------------   ------------------   ---------------   ------------------
         Numerator:
               Net income                               $  295,020          $  419,147          $1,034,516          $1,224,950
                                                        ==========          ==========          ==========          ==========
         Denominator:
               Weighted-average number of
                   common shares outstanding             2,820,107           2,795,166           2,813,256           2,793,207
               Dilutive effect of
                   stock options on net income             173,427              34,402             146,179              18,039
                                                        ----------          ----------          ----------          ----------
                                                         2,993,534           2,829,568           2,959,435           2,811,246
                                                        ==========          ==========          ==========          ==========
               Diluted earnings per share:              $     0.10          $     0.15          $     0.35          $     0.44
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

         The total acquisition cost and liability is as follows:
         Total Acquisition Cost                       $5,576,314
         Cash Paid through October 2, 2004             4,269,422
                                                      ----------

         Acquisition Liability at October 2, 2004     $1,306,892
                                                      ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
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

FINANCIAL CONDITION
-------------------

The Company's financial ratios changed significantly as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 10.38%

                               OCTOBER 2, 2004     JULY 3, 2004    APRIL 3, 2004    JANUARY 3, 2004
                               ---------------     ------------    -------------    ---------------
Current Ratio                        1.49              1.63            1.56              3.05
Quick Ratio                          0.70              0.85            0.80              2.00
LT Debt to Total Capital            10.38%            10.77%          11.33%            11.65%
Working Capital                   $3,503,618        $4,628,259      $3,974,043        $8,007,862

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

RESULTS OF OPERATIONS
---------------------

The following tables show the percentage relationship to net sales of certain items in the Company's Statements of Earnings:

                                            THIRD          THIRD
                                           QUARTER        QUARTER        YTD            YTD
           EARNINGS RATIOS                  2004           2003          2004           2003
           ---------------                 ------         ------        ------         ------
Net sales                                  100.0%         100.0%        100.0%         100.0%
Cost of products sold                       80.2           78.6          80.5           78.2
Gross margin                                19.8           21.4          19.5           21.8
Selling and administrative                  15.6           15.3          15.1           15.5
Interest and investment income              (0.2)          (0.3)         (0.2)          (0.2)
Interest expense                             0.2            0.1           0.2            0.1
Income taxes                                 1.7            2.5           1.7            2.6
Net income                                   2.4            3.8           2.6            3.9

THIRTEEN WEEK PERIOD ENDED OCTOBER 2, 2004, (THIRD QUARTER 2004) COMPARED TO THIRTEEN WEEK PERIOD ENDED SEPTEMBER 27, 2003, (THIRD QUARTER 2003)
-------------------------------------------------------------------

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

Cost of products sold increased to $9,725,670, or 80.2% in the Third Quarter 2004, compared to $8,632,287, or 78.6% in the Third Quarter 2003. The major reasons for the increase in this percentage were the higher costs of production at the Douglas, Georgia facility acquired from Fleetwood and the transition costs incurred by the Company to re-distribute most of the acquired business to its other facilities. Without these expenses, the cost of products sold percentage would have been 79.1%.

Selling and administrative expenses were $1,893,218 in the Third Quarter 2004 versus $1,677,318 in the Third Quarter 2003. The increase is largely due to expenses associated with the Fleetwood acquisition, including amortization of the intangible asset of $162,291. As a percentage of sales, selling and administrative expenses increased from 15.3% to 15.6%. Excluding the amortization of the intangible asset, selling and administrative expenses as a percentage of sales would have decreased to 14.3% in the Third Quarter 2004.

Interest expense increased to $28,755 in the Third Quarter 2004 from $16,104 in the Third Quarter 2003 mostly due to interest on the inventory purchased from Fleetwood in January 2004.

Net income decreased to $295,020 in the Third Quarter of 2004 compared to $419,147 in the Third Quarter of 2003, a decrease of 29.6%. This decrease is largely the result of the costs of the Fleetwood acquisition as well as increased administrative expenses. Diluted earnings per share decreased to $0.10 for the Third Quarter 2004 compared to $0.15 for the same period of the prior year.

THIRTY-NINE WEEK PERIOD ENDED OCTOBER 2, 2004, (FIRST NINE MONTHS 2004) COMPARED TO THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 27, 2003, (FIRST NINE MONTHS 2003)
-----------------------------------------------------------------------------

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

Cost of products sold increased to $31,583,537, or 80.5% in the First Nine Months 2004, compared to $24,658,537, or 78.2% in the First Nine Months 2003. The major reasons for the increase in this percentage were the higher costs of production at the Douglas, Georgia facility acquired from Fleetwood and the transition costs incurred by the Company to re-distribute most of the acquired business to its other facilities. Without these expenses, the cost of products sold percentage would have been 79.1%.

Selling and administrative expenses were $5,930,139 in the First Nine Months 2004 versus $4,878,209 in the First Nine Months 2003. The increase is largely due to expenses associated with the Fleetwood acquisition, including amortization of the intangible asset of $449,422, and to increases in personnel costs. As a percentage of sales, selling and administrative expenses decreased from 15.5% to 15.1% due to increased sales volume. Excluding the amortization of the intangible asset, selling and administrative expenses would have decreased to 14.0% for the First Nine Months 2004.

Interest expense increased to $83,825 in the First Nine Months 2004 from $39,890 in the First Nine Months 2003 because of interest on the inventory purchased from Fleetwood in January 2004, interest on the loan secured by the Company's Elkhart, Indiana facility which was not outstanding during the entire First Nine Months 2003, and periodic borrowings on the Company's line of credit.

Net income decreased to $1,034,516 in the First Nine Months 2004 compared to $1,224,950 in the First Nine Months 2003, a decrease of 15.5%. This decrease in net income is largely the result of higher costs of goods sold due to the acquisition of the Douglas, Georgia facility, partially offset by an increase in net sales. Diluted earnings per share fell to $0.35 per share for the First
Nine Months 2004 compared to $0.44 for the same period of the prior year.

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

                                 FOR THE THIRTEEN WEEKS ENDED           FOR THE THIRTY-NINE WEEKS ENDED
                            -------------------------------------   -------------------------------------
                            OCTOBER 2, 2004    SEPTEMBER 27, 2003   OCTOBER 2, 2004    SEPTEMBER 27, 2003
                            ---------------    ------------------   ---------------    ------------------
Net Income                    $  295,020          $  419,147           $1,034,516          $1,224,950
Add:
    Income tax                   201,000             275,000              678,000             807,000
    Interest Expense              28,755              16,104               83,825              39,890
    Depreciation and
        amortization             359,773             174,956            1,033,674             525,261
                              ----------          ----------           ----------          ----------
EBITDA                        $  884,548          $  885,207           $2,830,015          $2,597,101
                              ==========          ==========           ==========          ==========

Item 4.  Controls and Procedures.
-------  ------------------------

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 2, 2004 and have concluded that they were adequate and effective. As discussed in Note 1, the Company restated previously reported quarterly financial results for 2004. The Company has determined that the restatement of quarterly results was not the result of a weakness in internal controls.

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


                                              DECORATOR INDUSTRIES, INC.
                                                     (Registrant)



Date: April 25, 2005                          By: /s/   William A. Bassett
      --------------                              ------------------------------
                                                        William A. Bassett,
                                                        President


Date: April 25, 2005                          By: /s/   Michael K. Solomon
      --------------                              ------------------------------
                                                        Michael K. Solomon,
                                                        Chief Financial Officer