Form 10-Q
period 2005-04-02
DECORATOR INDUSTRIES INC
filed 2005-05-17
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2005

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

                              Yes __X__   No ___


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes _____   No __X__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of each class                        Outstanding at May 16, 2005
        -------------------                        ---------------------------
Common Stock, Par Value $.20 Per Share                     2,879,829

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
-------   --------------------


                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

           ASSETS                                                      April 2,     January 1,
           ------                                                        2005          2005
                                                                         ----          ----
                                                                     (UNAUDITED)
       CURRENT ASSETS:

     Cash and Cash Equivalents                                       $   327,644   $   730,539
     Accounts Receivable, less allowance for
        doubtful accounts ($149,077 and $144,077)                      4,459,312     3,464,674
     Inventories                                                       5,064,714     5,113,651
     Other Current Assets                                                572,097       588,853
                                                                     -----------   -----------
TOTAL CURRENT ASSETS                                                  10,423,767     9,897,717
                                                                     -----------   -----------

Property and Equipment

     Land, Buildings & Improvements                                    7,248,967     7,250,064
     Machinery, Equipment, Furniture & Fixtures                        6,518,667     6,482,534
                                                                     -----------   -----------
Total Property and Equipment                                          13,767,634    13,732,598
     Less: Accumulated Depreciation and Amortization                   6,068,783     5,874,855
                                                                     -----------   -----------
Net Property and Equipment                                             7,698,851     7,857,743
                                                                     -----------   -----------

Goodwill, less accumulated Amortization of $1,348,569                  2,731,717     2,731,717
Identifiable intangible asset, less accumulated
     Amortization of $773,713 and $611,713                             3,121,278     3,283,278
Other Assets                                                             189,816       191,622
                                                                     -----------   -----------

TOTAL ASSETS                                                         $24,165,429   $23,962,077
                                                                     ===========   ===========


        LIABILITIES & STOCKHOLDERS' EQUITY
        ----------------------------------

CURRENT LIABILITIES:

     Accounts Payable                                                $ 2,929,149   $ 2,539,252
     Current Maturities of Long-term Debt                                177,317       170,709
     Checks Issued but Not Yet Presented                                 562,217          --
     Accrued Expenses:
        Compensation                                                     733,659     1,016,262
        Acquisition Liability                                               --       1,067,472
        Other                                                          1,079,770       936,146
                                                                     -----------   -----------
TOTAL CURRENT LIABILITIES                                              5,482,112     5,729,841
                                                                     -----------   -----------

Long-Term Debt                                                         1,776,730     1,752,568
Deferred Income Taxes                                                    657,000       680,000
                                                                     -----------   -----------
TOTAL LIABILITIES                                                      7,915,842     8,162,409
                                                                     -----------   -----------

Stockholders' Equity

     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,524,202 and 4,489,728                           904,840       897,946
     Paid-in Capital                                                   1,505,670     1,423,275
     Retained Earnings                                                21,965,460    21,633,044
                                                                     -----------   -----------
                                                                      24,375,970    23,954,265
     Less: Treasury stock, at cost: 1,654,453 and 1,660,197 shares     8,126,383     8,154,597
                                                                     -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                            16,249,587    15,799,668
                                                                     -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $24,165,429   $23,962,077
                                                                     ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                     For the Thirteen Weeks Ended
                                                                     ----------------------------
                                                              April 2, 2005                April 3, 2004
                                                              -------------                -------------

Net Sales                                             $ 12,431,382      100.00%     $ 12,792,048      100.00%
Cost of Products Sold                                    9,829,683       79.07%       10,508,820       82.15%
                                                      ------------                  ------------
Gross Profit                                             2,601,699       20.93%        2,283,228       17.85%

Selling and Administrative Expenses                      1,943,457       15.63%        1,955,023       15.28%
                                                      ------------                  ------------
Operating Income                                           658,242        5.30%          328,205        2.57%

Other Income (Expense)
     Interest and Investment Income                         17,293        0.14%           27,441        0.21%
     Interest Expense                                      (22,199)      -0.18%          (26,762)      -0.21%
                                                      ------------                  ------------
Earnings Before Income Taxes                               653,336        5.26%          328,884        2.57%
Provision for Income Taxes                                 235,000        1.89%          128,000        1.00%
                                                      ------------                  ------------

NET INCOME                                            $    418,336        3.37%        $ 200,884        1.57%
                                                      ============                  ============


EARNINGS PER SHARE
     BASIC                                            $       0.15                        $ 0.07
                                                      ============                  ============

     DILUTED                                          $       0.14                        $ 0.07
                                                      ============                  ============

Weighted Average Number of Shares Outstanding
     Basic                                               2,852,270                     2,805,963
     Diluted                                             2,994,455                     2,928,728

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    For the Thirteen Weeks Ended
                                                    ----------------------------
                                                     April 2, 2005 April 3, 2004
                                                    -------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                       $   418,336   $   200,884
    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
       Depreciation and Amortization                     365,332       314,758
       Provision for Losses on Accounts Receivable         5,000          --
       Deferred Taxes                                    (32,000)       14,000
       Loss/(Gain) on Disposal of Assets                   5,707          (584)
    Increase (Decrease) from Changes in:
       Accounts Receivable                              (999,638)   (1,440,355)
       Inventories                                        48,937       (22,462)
       Prepaid Expenses                                   25,756      (100,999)
       Other Assets                                        1,806       211,724
       Accounts Payable                                  389,897     1,630,541
       Accrued Expenses                                 (138,979)      (17,065)
                                                     -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 90,154       790,442
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisitions                    (1,067,472)   (3,888,842)
    Capital Expenditures                                 (50,847)     (455,157)
    Proceeds from Property Dispositions                      700         1,150
                                                     -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                 (1,117,619)   (4,342,849)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term Debt Payments                              (42,554)      (42,300)
    Dividend Payments                                    (85,920)      (84,318)
    Change in Checks Issued but Not Yet Presented        562,217          --
    Proceeds from Exercise of Stock Options              100,003          --
    Net Borrowings under Line-of-Credit Agreement         73,324          --
    Issuance of Stock for Directors Trust                 17,500        12,500
                                                     -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      624,570      (114,118)

Net Decrease in Cash and Cash Equivalents               (402,895)   (3,666,525)
Cash and Cash Equivalents at Beginning of Year           730,539     3,991,631
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   327,644   $   325,106
                                                     ===========   ===========

Supplemental Disclosures of Cash Flow Information:
    Cash Paid for:
       Interest                                      $    59,398   $    13,865
       Income Taxes                                  $    19,923   $    21,468

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED APRIL 2, 2005 AND APRIL 3, 2004
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 2, 2005, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended April 2, 2005 and April 3, 2004.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 1, 2005. The results of operations for the thirteen week periods ended April 2, 2005 and April 3, 2004 are not necessarily indicative of operating results for the full year.

NOTE 3.           INVENTORIES
                  -----------
       Inventories at April 2, 2005 and January 1, 2005 consisted of the following:

                                    April 2,     January 1,
                                     2005           2005
                                  ----------     ----------
Raw Material and supplies         $4,376,235     $4,438,916
In Process and Finished Goods        688,479        674,735
                                  ----------     ----------
Total Inventory                   $5,064,714     $5,113,651
                                  ==========     ==========

NOTE 4.           EARNINGS PER SHARE
                  ------------------

       Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                      For the Thirteen Weeks Ended
                                       -------------------------
                                         April 2,       April 3,
                                          2005           2004
                                       ----------     ----------
Numerator:
   Net income                          $  418,336     $  200,884
                                       ==========     ==========
Denominator:
   Weighted-average number of
       common shares outstanding        2,852,270      2,805,963

   Dilutive effect of
       stock options on net income        142,185        122,765
                                       ----------     ----------

                                        2,994,455      2,928,728
                                       ==========     ==========

   Diluted earnings per share:         $     0.14     $     0.07
                                       ==========     ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations.
         -----------------------

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

FINANCIAL CONDITION
-------------------

The Company's financial ratios improved as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 9.86%

                               April 2, 2005      January 1, 2005
                               -------------      ---------------
     Current Ratio                1.90:1              1.73:1
     Quick Ratio                  0.98:1              0.83:1
     LT Debt to Total Capital     9.86%               9.98%
     Working Capital            $4,941,655          $4,167,876

The Company paid $1,067,472 (plus accrued interest) in January 2005 relating to the January 2004 acquisition of Fleetwood Enterprises, Inc.'s drapery operation in Douglas, Georgia. This payment represented the final payment of the purchase price due to Fleetwood. The Company drew on its line of credit to make this payment. At April 2, 2005, the Company had an outstanding borrowing on its line of credit of $73,324, and this amount was paid off during April 2005. The Company expects to use its line of credit periodically in 2005.

In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc. Only receivables from sales to the Hospitality industry may be assigned to CIT. Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables. If CIT approves an order from a Hospitality customer and the resulting receivables are not paid or disputed by the Customer within ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (Hospitality sales are made on Net 30 terms). Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company. The Company pays CIT six-tenths of a percent of all assigned receivables. Management believes this cost is mostly offset by reductions in Bad Debt expense and collection costs. The Company entered into this arrangement to take advantage of CIT's extensive credit checking and collection capabilities. Management believes this arrangement has improved liquidity.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations. (continued)
         ----------------------------------

Days sales outstanding in accounts receivable were 31.8 days at April 2, 2005 compared to 34.3 days at April 3, 2004. The improvement was due to shorter terms arising from the Company's exclusive supply agreement with Fleetwood, the CIT receivables servicing agreement, and improvement in collection efforts. Net accounts receivable decreased by $500,461 and inventories decreased by $338,259 from April 3, 2004 to April 2, 2005.

Capital expenditures were $50,847 for the quarter ended April 2, 2005, compared to $455,157 for the same period of the prior year. The prior year expenditures included a building addition to the Company's Elkhart, Indiana facility of $256,982, which increased the Company's pleated shade capacity.

Management does not foresee any events which will adversely affect its liquidity during 2005.

SALES BY MARKET
---------------

The following table represents net sales to each of the three different markets that the Company serves for the thirteen week periods ended April 2, 2005 and April 3, 2004:

(dollars in thousands)

                                 For the Thirteen Weeks Ended
                         --------------------------------------------
                            April 2, 2005            April 3, 2004
                         -------------------      -------------------
                            Net        % of         Net         % of
                          Sales       total        Sales       total
                         -------     -------      -------     -------
Recreational Vehicle     $ 7,291       59%        $ 8,251       64%
Manufactured Housing       2,457       20%          2,242       18%
Hospitality                2,683       21%          2,299       18%
                         -------     -----        -------       ----

Total Net Sales          $12,431      100%        $12,792       100%
                         =======                  =======

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations. (continued)
         ----------------------------------

RESULTS OF OPERATIONS
---------------------

THIRTEEN WEEK PERIOD ENDED APRIL 2, 2005, (FIRST QUARTER 2005) COMPARED TO
--------------------------------------------------------------------------
THIRTEEN WEEK PERIOD ENDED APRIL 3, 2004, (FIRST QUARTER 2004)
--------------------------------------------------------------

The following table shows a comparison of the results of operations between First Quarter 2005 and First Quarter 2004:

                                         First Quarter      %        First Quarter      %        $ Increase
                                            2005         of Sales        2004        of Sales     (Decrease)    % Change
                                        ------------     --------    ------------    --------     ----------    --------
Net Sales                               $ 12,431,382        100%     $ 12,792,048        100%     $ (360,666)     -2.8%
Cost of Products Sold                      9,829,683       79.1%       10,508,820       82.2%       (679,137)     -6.5%
                                        ------------     ------            ------       -----         ------
Gross Profit                               2,601,699       20.9%        2,283,228       17.8%        318,471      13.9%

Selling and Administrative Expenses        1,943,457       15.6%        1,955,023       15.3%        (11,566)     -0.6%
                                        ------------     ------      ------------     ------      ----------
Operating Income                             658,242        5.3%          328,205        2.5%        330,037     100.6%

Other Income (Expense)
    Interest, Investment and
       Other Income                           17,293        0.2%           27,441        0.3%        (10,148)    -37.0%
    Interest Expense                         (22,199)      -0.2%          (26,762)      -0.2%          4,563     -17.1%
                                        ------------     -------     ------------     ------      ----------
Earnings Before Income Taxes                 653,336        5.3%          328,884        2.6%        324,452      98.7%
Provision for Income Taxes                   235,000        1.9%          128,000        1.0%        107,000      83.6%
                                        ------------     ------      ------------     ------      ----------

NET INCOME                              $    418,336        3.4%     $    200,884        1.6%     $  217,452     108.2%
                                        ============     ======      ============     =======     ==========

Net sales for the First Quarter 2005 were $12,431,382, compared to $12,792,048 for the same period in the previous year, a 2.8% decrease. This is due to an 11.6% drop in sales to the Company's recreational vehicle customers, partially offset by increases of 9.6% and 16.7% to the Company's manufactured housing and hospitality customers, respectively. The recreational vehicle industry reported mixed results for the first quarter, with travel trailer shipments increasing by 10% and motor home shipments decreasing by 10% from a year earlier. Total combined recreational vehicle industry shipments increased 6% for the quarter. The manufactured housing industry reported that shipments for the first quarter increased by 8% from a year ago.

Cost of products sold decreased to 79.1% in the First Quarter 2005 compared to 82.2% a year ago. The major reasons for the decrease in this percentage were the higher costs of production during the prior year at the Douglas, Georgia facility acquired from Fleetwood and the transition costs incurred by the Company to re-distribute most of the acquired business to its other facilities during the prior year. Without these expenses, the cost of goods sold percentage would have been 79.8% for the First Quarter 2004.

Selling and administrative expenses were $1,943,457 in the First Quarter 2005 versus $1,955,023 in the First Quarter 2004. The percentage of selling and administrative expenses to net sales increased from 15.3% to 15.6% as fixed expenses were spread over a lower sales volume.

Interest expense decreased to $22,199 in the First Quarter 2005 from $26,762 in the First Quarter 2004, mostly because of the interest on the Fleetwood liability was outstanding for a shorter period of time during First Quarter 2005 than in the prior year.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations. (continued)
         ----------------------------------

Net income increased to $418,336 in the First Quarter of 2005 compared to $200,884 in the First Quarter of 2004. This increase is largely the result of expenses related to the Fleetwood acquisition incurred in the same period of the prior year, partially offset by slightly reduced sales in the current year. The Company also received an income tax benefit of approximately $27,000 due to exercises of employee stock options. Diluted earnings per share increased from $0.07 per share during the First Quarter 2004 to $0.14 per share during the First Quarter 2005.

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the first quarters of fiscal 2005 and 2004:

                                    For the Thirteen Weeks Ended
                                   -----------------------------
                                    April 2,           April 3,
                                      2005               2004
                                   ----------         ----------
Net Income                         $  418,336         $  200,884

Add:
     Interest                          22,199             26,762
     Taxes                            235,000            128,000
     Depreciation & Amortiztion       365,332            314,758
                                   ----------         ----------

EBITDA                             $1,040,867         $  670,404
                                   ==========         ==========

Item 4.  Controls and Procedures.
-------  ------------------------

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 2, 2005 and have concluded that they were adequate and effective.

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

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

          (a)     Exhibits:
                  ---------

                  31.1 - Certification of Chief Executive Officer and President

                  31.2 - Certification of Chief Financial Officer

                  32 - Certificate required by 18 U.S.C.ss.1350.


          (b) The Company filed a report on Form 8-K on March 2, 2005 for the purpose of furnishing the Company's March 1, 2005 press release announcing the results for the fiscal quarter and fiscal year ended January 1, 2005.

                  The Company filed a report on Form 8-K on March 30, 2005 for the purpose of furnishing the Company's March 29, 2005 press release regarding the restatement of its results of operations for its fiscal year 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DECORATOR INDUSTRIES, INC.
                                                     (Registrant)


Date: May 16, 2005            By: /s/ William A. Bassett
      ------------                ----------------------
                                  William A. Bassett,
                                  Chief Executive Officer and President


Date: May 16, 2005            By: /s/ Michael K. Solomon
      ------------                ----------------------
                                  Michael K. Solomon, Chief Financial Officer