Form 10-Q
period 2005-07-02
DECORATOR INDUSTRIES INC
filed 2005-08-12
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2005

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of each class                      Outstanding at August 12, 2005
         -------------------                      ------------------------------
Common Stock, Par Value $.20 Per Share                      2,881,769

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                           DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEETS

                           ASSETS                                        JULY 2,        JANUARY 1,
                                                                          2005             2005
                                                                       -----------     -----------
                                                                       (UNAUDITED)
CURRENT ASSETS:
     Cash and Cash Equivalents                                         $   376,706     $   730,539
     Accounts Receivable, less allowance for
        doubtful accounts ($152,077 and $144,077)                        5,211,265       3,464,674
     Inventories                                                         5,313,053       5,113,651
     Other Current Assets                                                  516,390         588,853
                                                                       -----------     -----------
TOTAL CURRENT ASSETS                                                    11,417,414       9,897,717
                                                                       -----------     -----------
Property and Equipment
     Land, Buildings & Improvements                                      7,249,467       7,250,064
     Machinery, Equipment, Furniture & Fixtures                          6,366,404       6,482,534
                                                                       -----------     -----------
Total Property and Equipment                                            13,615,871      13,732,598
     Less: Accumulated Depreciation and Amortization                     6,151,283       5,874,855
                                                                       -----------     -----------
Net Property and Equipment                                               7,464,588       7,857,743
                                                                       -----------     -----------
Goodwill, less accumulated Amortization of $1,348,569                    2,731,717       2,731,717
Identifiable intangible asset, less accumulated Amortization
     of $935,713 and $611,713                                            2,959,278       3,283,278
Other Assets                                                               245,017         191,622
                                                                       -----------     -----------
TOTAL ASSETS                                                           $24,818,014     $23,962,077
                                                                       ===========     ===========
                LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable                                                  $ 3,406,849     $ 2,539,252
     Current Maturities of Long-term Debt                                  188,869         170,709
     Checks Issued but Not Yet Presented                                   571,642              --
     Accrued Expenses:
        Compensation                                                       886,072       1,016,262
        Acquisition Liability                                                   --       1,067,472
        Other                                                            1,090,829         936,146
                                                                       -----------     -----------
TOTAL CURRENT LIABILITIES                                                6,144,261       5,729,841
                                                                       -----------     -----------
Long-Term Debt                                                           1,649,244       1,752,568
Deferred Income Taxes                                                      604,000         680,000
                                                                       -----------     -----------
TOTAL LIABILITIES                                                        8,397,505       8,162,409
                                                                       -----------     -----------
Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,534,282 and 4,489,728                             906,856         897,946
     Paid-in Capital                                                     1,510,125       1,423,275
     Retained Earnings                                                  22,120,382      21,633,044
                                                                       -----------     -----------
                                                                        24,537,363      23,954,265
     Less: Treasury stock, at cost: 1,652,513 and 1,660,197 shares       8,116,854       8,154,597
                                                                       -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                              16,420,509      15,799,668
                                                                       -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $24,818,014     $23,962,077
                                                                       ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                           FOR THE THIRTEEN WEEKS ENDED                FOR THE TWENTY-SIX WEEKS ENDED
                                 ------------------------------------------------  ------------------------------------------------
                                       JULY 2, 2005            JULY 3, 2004             JULY 2, 2005              JULY 3, 2004
                                 -----------------------  -----------------------  -----------------------  -----------------------
Net Sales                        $ 13,275,952      100.0% $ 14,320,830      100.0% $ 25,707,334      100.0% $ 27,112,878      100.0%
Cost of Products Sold              10,687,552       80.5%   11,349,047       79.2%   20,517,235       79.8%   21,857,867       80.6%
                                  ------------             ------------             ------------             ------------
Gross Profit                        2,588,400       19.5%    2,971,783       20.8%    5,190,099       20.2%    5,255,011       19.4%
Selling and
  Administrative Expenses           2,202,951       16.6%    2,081,898       14.6%    4,146,408       16.1%    4,036,921       14.9%
                                 ------------             ------------             ------------             ------------
Operating Income                      385,449        2.9%      889,885        6.2%    1,043,691        4.1%    1,218,090        4.5%

Other Income (Expense)
      Interest, Investment and
         Other Income                  22,866        0.1%       26,035        0.2%       40,159        0.2%       53,476        0.2%
      Interest Expense                (18,998)      -0.1%      (28,308)      -0.2%      (41,197)      -0.2%      (55,070)      -0.2%
                                 ------------             ------------             ------------             ------------
Earnings Before Income Taxes          389,317        2.9%      887,612        6.2%    1,042,653        4.1%    1,216,496        4.5%
Provision for Income Taxes            148,000        1.1%      349,000        2.4%      383,000        1.5%      477,000        1.8%
                                 ------------             ------------             ------------             ------------
NET INCOME                       $    241,317        1.8% $    538,612        3.8% $    659,653        2.6% $    739,496        2.7%
                                 ============             ============             ============             ============
EARNINGS PER SHARE
      BASIC                      $       0.08             $       0.19             $       0.23             $       0.26
                                 ============             ============             ============             ============
      DILUTED                    $       0.08             $       0.18             $       0.22             $       0.25
                                 ============             ============             ============             ============
Weighted Average
 Number of Shares Outstanding
      Basic                         2,880,102                2,813,699                2,866,186                2,809,831
      Diluted                       3,015,562                2,956,044                3,005,009                2,942,386

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE TWENTY-SIX WEEKS ENDED
                                                       ------------------------------
                                                        JULY 2, 2005     JULY 3, 2004
                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                          $   659,653      $   739,496
    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
       Depreciation and Amortization                        733,110          673,901
       Provision for Losses on Accounts Receivable            8,000               --
       Deferred Taxes                                       (86,000)          15,000
       Loss (Gain) on Disposal of Assets                    160,622             (584)
    Increase (Decrease) from Changes in:
       Accounts Receivable                               (1,754,591)      (1,893,246)
       Inventories                                         (199,402)        (320,837)
       Prepaid Expenses                                      69,953         (406,773)
       Other Assets                                         (64,435)         168,056
       Accounts Payable                                     867,597        2,024,129
       Accrued Expenses                                      24,493           (3,443)
                                                        -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   419,000          995,699
                                                        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisitions                       (1,067,472)      (4,083,277)
    Capital Expenditures                                   (222,627)        (552,420)
    Proceeds from Property Dispositions                      69,600            1,150
                                                        -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                    (1,220,499)      (4,634,547)
                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term Debt Payments                                 (85,164)         (84,666)
    Dividend Payments                                      (172,315)        (168,773)
    Change in Checks Issued but Not Yet Presented           571,642               --
    Proceeds from Exercise of Stock Options                 100,003           17,580
    Issuance of Stock for Directors Trust                    33,500           25,000
                                                        -----------      -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         447,666         (210,859)

Net Decrease in Cash and Cash Equivalents                  (353,833)      (3,849,707)
Cash and Cash Equivalents at Beginning of Year              730,539        3,991,631
                                                        -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   376,706      $   141,924
                                                        ===========      ===========
Supplemental Disclosures of Cash Flow Information:
    Cash Paid for:
       Interest                                         $    75,568      $    26,527
       Income Taxes                                     $   186,372      $   621,757

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              TWENTY-SIX WEEKS ENDED JULY 2, 2005 AND JULY 3, 2004
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 2, 2005, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended July 2, 2005 and July 3, 2004.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 1, 2005. The results of operations for the twenty-six week periods ended July 2, 2005 and July 3, 2004 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at July 2, 2005 and January 1, 2005 consisted of the following:

                                          JULY 2, 2005       JANUARY 1, 2005
                                          ------------       ---------------
         Raw Material and supplies         $4,735,819          $4,438,916
         In Process and Finished Goods        577,234             674,735
                                           ----------          ----------
         Total Inventory                   $5,313,053          $5,113,651
                                           ==========          ==========

NOTE 4.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                     FOR THE THIRTEEN WEEKS ENDED      FOR THE TWENTY-SIX WEEKS ENDED
                                     ----------------------------      ------------------------------
                                      JULY 2, 2005   JULY 3, 2004       JULY 2, 2005   JULY 3, 2004
                                      ------------   ------------       ------------   ------------
Numerator:
   Net income                          $  241,317     $  538,612         $  659,653     $  739,496
                                       ==========     ==========         ==========     ==========
Denominator:
   Weighted-average number of
       common shares outstanding        2,880,102      2,813,699          2,866,186      2,809,831

   Dilutive effect of
       stock options on net income        135,460        142,345            138,823        132,555
                                       ----------     ----------         ----------     ----------

                                        3,015,562      2,956,044          3,005,009      2,942,386
                                       ==========     ==========         ==========     ==========

   Diluted earnings per share:         $     0.08     $     0.18         $     0.22     $     0.25
                                       ==========     ==========         ==========     ==========

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

FINANCIAL CONDITION

The Company's financial ratios improved as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 9.13%

                                                           JULY 2, 2005             JANUARY 1, 2005
                                                           ------------             ---------------
                  Current Ratio                               1.86:1                     1.73:1
                  Quick Ratio                                 0.99:1                     0.83:1
                  LT Debt to Total Capital                    9.13%                      9.98%
                  Working Capital                          $5,273,153                 $4,167,876

The Company paid $1,067,472 (plus accrued interest) in January 2005 relating to the January 2004 acquisition of Fleetwood Enterprises, Inc.'s drapery operation in Douglas, Georgia. This payment represented the final payment of the purchase price due to Fleetwood. The Company drew on its line of credit to make this payment. At July 2, 2005, the Company had no outstanding borrowings on its line of credit. The Company expects to use its line of credit periodically in 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Days sales outstanding in accounts receivable were 34.8 days at July 2, 2005 compared to 33.4 days at July 3, 2004. Net accounts receivable decreased by $201,399 and inventories decreased by $388,295 from July 3, 2004 to July 2, 2005. The decreases in net accounts receivable and inventories are primarily due to the slowdown in sales to the recreation vehicle market.

Capital expenditures were $222,627 for the twenty-six weeks ended July 2, 2005, compared to $552,420 for the same period of the prior year. The prior year expenditures included a building addition to the Company's Elkhart, Indiana facility of $303,410, which increased the Company's pleated shade capacity. Capital expenditures for the second half of 2005 will be higher than expenditures in the first half. The Company will spend approximately $400,000 to convert its Enterprise-Resource-Planning (ERP) system to a different software platform. Total capital expenditures for 2005 are projected to be in excess of $1,000,000.

The Company had sporadic borrowings against its $5,000,000 line of credit during the second quarter. The maximum borrowed was less than $400,000, and there were no outstanding borrowings at the end of the second quarter.

Management does not foresee any events which will adversely affect its liquidity during 2005.

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the thirteen week and twenty-six week periods ended July 2, 2005 and July 3, 2004:

(dollars in thousands)

                             FOR THE THIRTEEN WEEKS ENDED             FOR THE TWENTY-SIX WEEKS ENDED
                         ------------------------------------      ------------------------------------
                           JULY 2, 2005         JULY 3, 2004        JULY 2, 2005          JULY 3, 2004
                         ---------------      ---------------      ---------------      ---------------
                           NET       % OF       NET       % OF       NET       % OF       NET       % OF
                          SALES     TOTAL      SALES     TOTAL      SALES     TOTAL      SALES     TOTAL
                         -------     ---      -------     ---      -------     ---      -------     ---
Recreational Vehicle     $ 7,060      53%     $ 8,693      61%     $14,351      56%     $16,944      62%
Manufactured Housing       2,671      20%       2,631      18%       5,128      20%       4,873      18%
Hospitality                3,545      27%       2,997      21%       6,228      24%       5,296      20%
                         -------     ---      -------     ---      -------     ---      -------     ---
Total Net Sales          $13,276     100%     $14,321     100%     $25,707     100%     $27,113     100%
                         =======              =======              =======              =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED JULY 2, 2005, (SECOND QUARTER 2005) COMPARED TO THIRTEEN WEEK PERIOD ENDED JULY 3, 2004, (SECOND QUARTER 2004)

The following table shows a comparison of the results of operations between Second Quarter 2005 and Second Quarter 2004:

                                       SECOND QUARTER         %      SECOND QUARTER        %      $ INCREASE
                                           2005            OF SALES      2004           OF SALES   (DECREASE)     % CHANGE
                                       --------------      --------  --------------     --------  -----------     --------
Net Sales                               $ 13,275,952          100%   $ 14,320,830          100%   $(1,044,878)       -7.3%
Cost of Products Sold                     10,687,552         80.5%     11,349,047         79.2%      (661,495)       -5.8%
                                        ------------         ----    ------------         ----    -----------
Gross Profit                               2,588,400         19.5%      2,971,783         20.8%      (383,383)      -12.9%

Selling and Administrative Expenses        2,202,951         16.6%      2,081,898         14.6%       121,053         5.8%
                                        ------------         ----    ------------         ----    -----------
Operating Income                             385,449          2.9%        889,885          6.2%      (504,436)      -56.7%

Other Income (Expense)
    Interest, Investment and
       Other Income                           22,866          0.1%         26,035          0.2%        (3,169)      -12.2%
    Interest Expense                         (18,998)        -0.1%        (28,308)        -0.2%         9,310       -32.9%
                                        ------------         ----    ------------         ----    -----------
Earnings Before Income Taxes                 389,317          2.9%        887,612          6.2%      (498,295)      -56.1%
Provision for Income Taxes                   148,000          1.1%        349,000          2.4%      (201,000)      -57.6%
                                        ------------         ----    ------------         ----    -----------

NET INCOME                              $    241,317          1.8%   $    538,612          3.8%   $  (297,295)      -55.2%
                                        ============         ====    ============         ====    ===========

Net sales for the Second Quarter 2005 were $13,275,952, compared to $14,320,830 for the same period in the previous year, a 7.3% decrease. This is due to an 18.8% drop in sales to the Company's recreational vehicle customers, partially offset by increases of 1.5% and 18.3% to the Company's manufactured housing and hospitality customers, respectively. The recreational vehicle industry reported a drop in shipments of 4.9% for the Second Quarter 2005 compared to the same period of the prior year. The manufactured housing industry reported that shipments for the Second Quarter 2005 decreased by 0.3% compared to the same period of the prior year.

Cost of products sold increased to 80.5% in the Second Quarter 2005 compared to 79.2% a year ago. The major reasons for the increase in this percentage were higher raw material costs as a percentage of sales, and somewhat higher overhead costs spread over a lower sales volume. Some of the increased costs are due to the opening of the Company's Phoenix, Arizona plant, which began production in December 2004.

Selling and administrative expenses were $2,202,951 in the Second Quarter 2005 versus $2,081,898 in the Second Quarter 2004. The reason for this increase was a pretax charge of $165,647 in the Second Quarter 2005 resulting from the Company's decision to convert its ERP system to a different software platform. The percentage of selling and administrative expenses to net sales increased from 14.6% to 16.6%. Without the one-time software charge, the Company's selling and administrative costs for the Second Quarter 2005 would have been 15.3%. Fixed costs being spread over a lower sales volume also contributed to the increase in this percentage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Interest expense decreased to $18,998 in the Second Quarter 2005 from $28,308 in the Second Quarter 2004, mostly because of the interest on the Fleetwood liability that was accruing during the Second Quarter 2004 that the Company did not incur in the same period of the current year.

Net income decreased to $241,317 in the Second Quarter 2005 compared to $538,612 in the Second Quarter 2004. This decrease is the result of reduced sales, a lower gross profit percentage on sales, and the one-time charge for the disposal of the Company's financial software package. Diluted earnings per share decreased from $0.18 per share during the Second Quarter 2004 to $0.08 per share during the Second Quarter 2005.

TWENTY-SIX WEEK PERIOD ENDED JULY 2, 2005, (FIRST SIX MONTHS 2005) COMPARED TO TWENTY-SIX WEEK PERIOD ENDED JULY 3, 2004, (FIRST SIX MONTHS 2004)

The following table shows a comparison of the results of operations between First Six Months 2005 and First Six Months 2004:

                                            FIRST                       FIRST
                                         SIX MONTHS           %       SIX MONTHS           %      $ INCREASE
                                            2005           OF SALES      2004           OF SALES  (DECREASE)       % CHANGE
                                        ------------       --------  ------------       --------  -----------      --------
Net Sales                               $ 25,707,334          100%   $ 27,112,878          100%   $(1,405,544)       -5.2%
Cost of Products Sold                     20,517,235         79.8%     21,857,867         80.6%    (1,340,632)       -6.1%
                                        ------------         ----    ------------         ----    -----------
Gross Profit                               5,190,099         20.2%      5,255,011         19.4%       (64,912)       -1.2%

Selling and Administrative Expenses        4,146,408         16.1%      4,036,921         14.9%       109,487         2.7%
                                        ------------         ----    ------------         ----    -----------
Operating Income                           1,043,691          4.1%      1,218,090          4.5%      (174,399)      -14.3%

Other Income (Expense)
    Interest, Investment and
       Other Income                           40,159          0.2%         53,476          0.2%       (13,317)      -24.9%
    Interest Expense                         (41,197)        -0.2%        (55,070)        -0.2%        13,873       -25.2%
                                        ------------         ----    ------------         ----    -----------
Earnings Before Income Taxes               1,042,653          4.1%      1,216,496          4.5%      (173,843)      -14.3%
Provision for Income Taxes                   383,000          1.5%        477,000          1.8%       (94,000)      -19.7%
                                        ------------         ----    ------------         ----    -----------

NET INCOME                              $    659,653          2.6%   $    739,496          2.7%   $   (79,843)      -10.8%
                                        ============         ====    ============         ====    ===========

Net sales for the First Six Months 2005 were $25,707,334, compared to $27,112,878 for the same period in the previous year, a 5.2% decrease. This is due to a 15.3% drop in sales to the Company's recreational vehicle customers, partially offset by increases of 5.2% and 17.6% to the Company's manufactured housing and hospitality customers, respectively. The recreational vehicle industry reported mixed results for the first half of 2005, with travel trailer shipments increasing by 3.4% and motor home shipments decreasing by 12.7% from a year earlier. Total combined recreational vehicle industry shipments increased 0.3% for the first six months. The manufactured housing industry reported that shipments for the first half of 2005 increased by 3.4% compared to the same period of the prior year.

Cost of products sold decreased to 79.8% in the First Six Months 2005 compared to 80.6% a year ago. The major reasons for the decrease in this percentage were the higher costs of production during the prior year at the Douglas, Georgia facility acquired from Fleetwood and the transition costs incurred by the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Company to re-distribute most of the acquired business to its other facilities during the prior year. Without these expenses, the cost of goods sold percentage would have been 79.1% for the First Six Months 2004.

Selling and administrative expenses were $4,146,408 in the First Six Months 2005 versus $4,036,921 in the First Six Months 2004. The percentage of selling and administrative expenses to net sales increased from 14.9% to 16.1%. This was partially due to a one-time $165,647 pretax charge resulting from the Company's decision to convert its ERP system to a different software platform. Without this charge, selling and administrative expenses as a percentage of sales would have been 15.5%. Excluding the software conversion, the reason for the increase was due to fixed expenses being spread over a lower sales volume.

Net income decreased to $659,653 in the First Six Months 2005 compared to $739,496 in the First Six Months 2004, a decrease of 10.8%. This decrease is largely due to a lower sales volume as well as the one-time charge for the disposal of the Company's financial software package. Diluted earnings per share decreased from $0.25 for the first half of fiscal 2004 compared to $0.22 for the same period of the current year.

EBITDA

EBITDA represents income before income taxes, interest expense, depreciation and amortization, and gain or loss on disposal of assets. EBITDA is an approximation of cash flow from operations before tax. The Company uses EBITDA as an internal measure of performance and believes it is a useful and commonly used measure of financial performance in addition to income before taxes and other profitability measures under Generally Accepted Accounting Principles ("GAAP").

EBITDA is not a measure of performance under GAAP. EBITDA should not be construed as an alternative to operating income and income before taxes as an indicator of the Company's operations in accordance with GAAP. Nor is EBITDA an alternative to cash flow from operating activities in accordance with GAAP. The Company's definition of EBITDA can differ from that of other companies.

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the thirteen week and twenty-six week periods ended July 2, 2005 and July 3, 2004:

                                             FOR THE THIRTEEN WEEKS ENDED          FOR THE TWENTY-SIX WEEKS
                                            -----------------------------      -------------------------------
                                            JULY 2, 2005     JULY 3, 2004      JULY 2, 2005       JULY 3, 2004
                                            ------------     ------------      ------------       ------------
Net Income                                    $241,317        $  538,612        $  659,653        $   739,496

Add:
     Interest                                   18,998            28,308            41,197             55,070
     Taxes                                     148,000           349,000           383,000            477,000
     Depreciation & Amortization               367,778           359,143           733,110            673,901
     Loss (Gain) on Disposal of Assets         154,915                --           160,622               (584)
                                              --------        ----------        ----------        -----------
EBITDA                                        $931,008        $1,275,063        $1,977,582        $ 1,944,883
                                              ========        ==========        ==========        ===========

ITEM 4.  CONTROLS AND PROCEDURES.

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 2, 2005 and have concluded that they were adequate and effective.

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


         (b) The Company filed a report on Form 8-K on May 9, 2005 for the purpose of furnishing the Company's May 9, 2005 press release announcing the results for the fiscal quarter ended April 2, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DECORATOR INDUSTRIES, INC.
                                                         (Registrant)



Date: August 12, 2005             By: /s/  William A. Bassett
                                           ------------------
                                           William A. Bassett,
                                           Chief Executive Officer and President


Date: August 12, 2005             By: /s/  Michael K. Solomon
                                           ------------------
                                           Michael K. Solomon,
                                           Chief Financial Officer