Form 10-Q
period 2005-10-01
DECORATOR INDUSTRIES INC
filed 2005-11-15
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of each class                      Outstanding at November 14, 2005
       -------------------                      --------------------------------
Common Stock, Par Value $.20 Per Share                      2,904,579

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

           ASSETS                                                          OCTOBER 1,         JANUARY 1,
                                                                              2005              2005
                                                                          -----------        -----------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
     Cash and Cash Equivalents                                            $   434,883        $   730,539
     Accounts Receivable, less allowance for
        doubtful accounts ($158,077 and $144,077)                           5,314,453          3,464,674
     Inventories                                                            5,556,459          5,113,651
     Other Current Assets                                                     442,104            588,853
                                                                          -----------        -----------
TOTAL CURRENT ASSETS                                                       11,747,899          9,897,717
                                                                          -----------        -----------
Property and Equipment
     Land, Buildings & Improvements                                         7,249,467          7,250,064
     Machinery, Equipment, Furniture & Fixtures                             6,480,046          6,482,534
                                                                          -----------        -----------
Total Property and Equipment                                               13,729,513         13,732,598
     Less: Accumulated Depreciation and Amortization                        6,304,406          5,874,855
                                                                          -----------        -----------
Net Property and Equipment                                                  7,425,107          7,857,743
                                                                          -----------        -----------
Goodwill, less accumulated Amortization of $1,348,569                       2,731,717          2,731,717
Identifiable intangible asset, less accumulated Amortization
     of $1,097,713 and $611,713                                             2,797,278          3,283,278
Other Assets                                                                  290,838            191,622
                                                                          -----------        -----------
TOTAL ASSETS                                                              $24,992,839        $23,962,077
                                                                          ===========        ===========
        LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                     $ 3,268,284        $ 2,539,252
     Current Maturities of Long-term Debt                                     200,363            170,709
     Checks Issued but Not Yet Presented                                      434,861                 --
     Accrued Expenses:
        Compensation                                                          954,030          1,016,262
        Acquisition Liability                                                      --          1,067,472
        Other                                                               1,256,111            936,146
                                                                          -----------        -----------
TOTAL CURRENT LIABILITIES                                                   6,113,649          5,729,841
                                                                          -----------        -----------
Long-Term Debt                                                              1,595,082          1,752,568
Deferred Income Taxes                                                         592,000            680,000
                                                                          -----------        -----------
TOTAL LIABILITIES                                                           8,300,731          8,162,409
                                                                          -----------        -----------
Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,545,955 and 4,489,728                                909,191            897,946
     Paid-in Capital                                                        1,512,238          1,423,275
     Retained Earnings                                                     22,380,981         21,633,044
                                                                          -----------        -----------
                                                                           24,802,410         23,954,265
     Less: Treasury stock, at cost: 1,651,179 and 1,660,197 shares          8,110,302          8,154,597
                                                                          -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                                 16,692,108         15,799,668
                                                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $24,992,839        $23,962,077
                                                                          ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                           FOR THE THIRTEEN WEEKS ENDED               FOR THE THIRTY-NINE WEEKS ENDED
                                     ---------------------------------------    ------------------------------------------
                                      OCTOBER 1, 2005      OCTOBER 2, 2004       OCTOBER 1, 2005       OCTOBER 2, 2004
                                     ------------------   ------------------    -------------------   --------------------
Net Sales                            $12,597,173  100.0%  $12,123,515  100.0%   $ 38,304,507  100.0%  $ 39,236,393   100.0%
Cost of Products Sold                 10,098,594   80.2%    9,725,670   80.2%     30,615,829   79.9%    31,583,537    80.5%
                                     -----------          -----------           ------------          ------------
Gross Profit                           2,498,579   19.8%    2,397,845   19.8%      7,688,678   20.1%     7,652,856    19.5%

Selling and Administrative Expenses    1,937,602   15.4%    1,893,218   15.6%      6,084,010   15.9%     5,930,139    15.1%
                                     -----------          -----------           ------------          ------------
Operating Income                         560,977    4.4%      504,627    4.2%      1,604,668    4.2%     1,722,717     4.4%

Other Income (Expense)
      Interest, Investment and
         Other Income                     23,866    0.2%       20,148    0.2%         64,025    0.2%        73,624     0.2%
      Interest Expense                   (17,791)  -0.1%      (28,755)  -0.3%        (58,988)  -0.2%       (83,825)   -0.3%
                                     -----------          -----------           ------------          ------------
Earnings Before Income Taxes             567,052    4.5%      496,020    4.1%      1,609,705    4.2%     1,712,516     4.3%
Provision for Income Taxes               220,000    1.7%      201,000    1.7%        603,000    1.6%       678,000     1.7%
                                     -----------          -----------           ------------          ------------
NET INCOME                           $   347,052    2.8%  $   295,020    2.4%   $  1,006,705    2.6%  $  1,034,516     2.6%
                                     ===========          ===========           ============          ============
EARNINGS PER SHARE
      BASIC                          $      0.12          $      0.11           $       0.35          $       0.37
                                     ===========          ===========           ============          ============
      DILUTED                        $      0.12          $      0.10           $       0.34          $       0.35
                                     ===========          ===========           ============          ============
Weighted Average Number of
  Shares Outstanding
      Basic                            2,882,788            2,820,107              2,871,720             2,813,256
      Diluted                          2,979,321            2,993,534              2,996,446             2,959,435

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           FOR THE THIRTY-NINE WEEKS ENDED
                                                         -----------------------------------
                                                         OCTOBER 1, 2005     OCTOBER 2, 2004
                                                         ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                             $ 1,006,705         $ 1,034,516
    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
       Depreciation and Amortization                         1,084,040           1,033,674
       Provision for Losses on Accounts Receivable              14,000                  --
       Deferred Taxes                                          (87,000)             13,000
       Loss (Gain) on Disposal of Assets                       164,850                 (62)
    Increase (Decrease) from Changes in:
       Accounts Receivable                                  (1,863,779)         (1,049,800)
       Inventories                                            (442,808)           (254,510)
       Prepaid Expenses                                        133,239            (131,631)
       Other Assets                                           (110,256)            165,624
       Accounts Payable                                        729,032           1,409,799
       Accrued Expenses                                        257,733             651,293
                                                           -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      885,756           2,871,903
                                                           -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisitions                          (1,067,472)         (4,269,422)
    Capital Expenditures                                      (372,077)         (2,209,615)
    Proceeds from Property Dispositions                         65,373               5,852
                                                           -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                       (1,374,176)         (6,473,185)
                                                           -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term Debt Payments                                   (127,832)           (127,093)
    Dividend Payments                                         (258,768)           (253,364)
    Change in Checks Issued but Not Yet Presented              434,861                  --
    Proceeds from Exercise of Stock Options                    100,003              42,640
    Issuance of Stock for Directors Trust                       44,500              61,500
                                                           -----------         -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            192,764            (276,317)

Net Decrease in Cash and Cash Equivalents                     (295,656)         (3,877,599)
Cash and Cash Equivalents at Beginning of Year                 730,539           3,991,631
                                                           -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   434,883         $   114,032
                                                           ===========         ===========
Supplemental Disclosures of Cash Flow Information:
    Cash Paid for:
       Interest                                            $    90,538         $    39,646
       Income Taxes                                        $   356,772         $   663,869

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
           THIRTY-NINE WEEKS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of October 1, 2005, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended October 1, 2005 and October 2, 2004.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended January 1, 2005. The results of operations for the thirty-nine week periods ended October 1, 2005 and October 2, 2004 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at October 1, 2005 and January 1, 2005 consisted of the following:

                                              OCTOBER 1, 2005    JANUARY 1, 2005
                                              ---------------    ---------------
         Raw Material and supplies               $4,750,409        $4,438,916
         In Process and Finished Goods              806,050           674,735
                                                 ----------        ----------
         Total Inventory                         $5,556,459        $5,113,651
                                                 ==========        ==========

NOTE 4.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                   FOR THE THIRTEEN WEEKS ENDED       FOR THE THIRTY-NINE WEEKS ENDED
                                                ---------------------------------   ----------------------------------
                                                OCTOBER 1, 2005   OCTOBER 2, 2004   OCTOBER 1, 2005    OCTOBER 2, 2004
                                                ---------------   ---------------   ---------------    ---------------
         Numerator:
            Net income                             $  347,052        $  295,020        $1,006,705        $1,034,516
                                                   ==========        ==========        ==========        ==========
         Denominator:
            Weighted-average number of
                common shares outstanding           2,882,788         2,820,107         2,871,720         2,813,256
            Dilutive effect of
                stock options on net income            96,533           173,427           124,726           146,179
                                                   ----------        ----------        ----------        ----------
                                                    2,979,321         2,993,534         2,996,446         2,959,435
                                                   ==========        ==========        ==========        ==========
            Diluted earnings per share:            $     0.12        $     0.10        $     0.34        $     0.35
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

FINANCIAL CONDITION

The Company's financial ratios improved as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 8.72%

                                         October 1, 2005       January 1, 2005
                                         ---------------       ---------------
         Current Ratio                       1.92:1                1.73:1
         Quick Ratio                         1.01:1                0.83:1
         LT Debt to Total Capital            8.72%                 9.98%
         Working Capital                  $5,634,250            $4,167,876

The Company paid $1,067,472 (plus accrued interest) in January 2005 relating to the January 2004 acquisition of Fleetwood Enterprises, Inc.'s drapery operation in Douglas, Georgia. This payment represented the final payment of the purchase price due to Fleetwood. The Company drew on its line of credit to make this payment. At October 1, 2005, the Company had no outstanding borrowings on its line of credit. The Company has used its line of credit periodically in 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Days sales outstanding in accounts receivable were 37.3 days at October 1, 2005 compared to 33.5 days at October 2, 2004. This was because an increased percentage of the Company's sales were to the hospitality market in 2005 when compared to 2004, which historically has had a slightly higher days sales outstanding than the Company's other markets. Net accounts receivable increased by $745,235 and inventories decreased by $78,562 from October 2, 2004 to October 1, 2005. The increase in net accounts receivable is primarily due to the increase in sales to the hospitality market, which as mentioned previously has historically had a higher days sales outstanding.

Capital expenditures were $372,077 for the thirty-nine weeks ended October 1, 2005, compared to $2,209,615 for the same period of the prior year. The prior year expenditures included the purchase of a manufacturing facility in Phoenix, Arizona for $1,524,099, and a building addition to the Company's Elkhart, Indiana facility of $332,920, which increased the Company's pleated shade capacity. The Company will spend approximately $400,000 to convert its Enterprise-Resource-Planning (ERP) system to a different software platform. Approximately $100,000 of this cost will be capitalized in 2005. Total capital expenditures for 2005 are projected to approximate $600,000.

The Company had sporadic borrowings against its $5,000,000 line of credit during the third quarter. The maximum borrowed was less than $300,000, and there were no outstanding borrowings at the end of the third quarter.

Management does not foresee any events which will adversely affect its liquidity during 2005.

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the thirteen week and thirty-nine week periods ended October 1, 2005 and October 2, 2004:

(DOLLARS IN THOUSANDS)
                                  FOR THE THIRTEEN WEEKS ENDED                      FOR THE THIRTY-NINE WEEKS ENDED
                         --------------------------------------------      --------------------------------------------
                           OCTOBER 1, 2005          OCTOBER 2, 2004          OCTOBER 1, 2005          OCTOBER 2, 2004
                         -------------------      -------------------      -------------------      -------------------
                           NET        % OF          NET        % OF          NET        % OF          NET        % OF
                          SALES       TOTAL        SALES       TOTAL        SALES       TOTAL        SALES       TOTAL
                         -------     -------      -------     -------      -------     -------      -------     -------
Recreational Vehicle     $ 7,227          57%     $ 7,815          64%     $21,579          56%     $24,758          63%
Manufactured Housing       2,647          21%       2,256          19%       7,775          20%       7,129          18%
Hospitality                2,723          22%       2,053          17%       8,951          24%       7,349          19%
                         -------     -------      -------     -------      -------     -------      -------     -------
Total Net Sales          $12,597         100%     $12,124         100%     $38,305         100%     $39,236         100%
                         =======                  =======                  =======                  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED OCTOBER 1, 2005, (THIRD QUARTER 2005) COMPARED TO THIRTEEN WEEK PERIOD ENDED OCTOBER 2, 2004, (THIRD QUARTER 2004)

The following table shows a comparison of the results of operations between Third Quarter 2005 and Third Quarter 2004:

                                        THIRD QUARTER         %      THIRD QUARTER         %       $ INCREASE
                                            2005           OF SALES     2004            OF SALES   (DECREASE)      % CHANGE
                                        -------------      --------  -------------      --------  ------------     --------
Net Sales                               $ 12,597,173          100%   $ 12,123,515          100%   $    473,658        3.9%
Cost of Products Sold                     10,098,594         80.2%      9,725,670         80.2%        372,924        3.8%
                                        ------------         ----    ------------         ----    ------------
Gross Profit                               2,498,579         19.8%      2,397,845         19.8%        100,734        4.2%

Selling and Administrative Expenses        1,937,602         15.4%      1,893,218         15.6%         44,384        2.3%
                                        ------------         ----    ------------         ----    ------------
Operating Income                             560,977          4.4%        504,627          4.2%         56,350       11.2%

Other Income (Expense)
    Interest, Investment and
       Other Income                           23,866          0.2%         20,148          0.2%          3,718       18.5%
    Interest Expense                         (17,791)        -0.1%        (28,755)        -0.3%         10,964      -38.1%
                                        ------------         ----    ------------         ----    ------------
Earnings Before Income Taxes                 567,052          4.5%        496,020          4.1%         71,032       14.3%
Provision for Income Taxes                   220,000          1.7%        201,000          1.7%         19,000        9.5%
                                        ------------         ----    ------------         ----    ------------

NET INCOME                              $    347,052          2.8%   $    295,020          2.4%   $     52,032       17.6%
                                        ============         ====    ============         ====    ============

Net sales for the Third Quarter 2005 were $12,597,173, compared to $12,123,515 for the same period in the previous year, a 3.9% increase. This is due to increases of 17.3% and 32.6% to the Company's manufactured housing and hospitality customers, respectively, partially offset by a drop in sales to the Company's recreational vehicle customers of 7.5%. The recreational vehicle industry reported an increase in shipments of 8.4% for the Third Quarter 2005 compared to the same period of the prior year, mostly due to increases in travel trailer shipments for FEMA due to Hurricane Katrina. The manufactured housing industry reported that shipments for the Third Quarter 2005 were essentially flat compared to the same period of the prior year.

Cost of products sold remained unchanged at 80.2% compared to the same quarter of the prior year.

Selling and administrative expenses were $1,937,602 in the Third Quarter 2005 versus $1,893,218 in the Third Quarter 2004. The increase in this amount was largely due to increased selling expenses due to the increase in sales to the Company's hospitality customers. The percentage of selling and administrative expenses to net sales decreased from 15.6% to 15.4%. Fixed costs being spread over a higher sales volume contributed to the decrease in this percentage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Interest expense decreased to $17,791 in the Third Quarter 2005 from $28,755 in the Third Quarter 2004, mostly because of the interest on the Fleetwood liability that was accruing during the Third Quarter 2004 that the Company did not incur in the same period of the current year.

Net income increased to $347,052 in the Third Quarter 2005 compared to $295,020 in the Third Quarter 2004. This increase is the result of increased sales and a lower percentage of selling and administrative expenses. Diluted earnings per share increased from $0.10 per share during the Third Quarter 2004 to $0.12 per share during the Third Quarter 2005.

THIRTY-NINE WEEK PERIOD ENDED OCTOBER 1, 2005, (FIRST NINE MONTHS 2005) COMPARED TO THIRTY-NINE WEEK PERIOD ENDED OCTOBER 2, 2004, (FIRST NINE MONTHS 2004)

The following table shows a comparison of the results of operations between First Nine Months 2005 and First Nine Months 2004:

                                            FIRST                       FIRST
                                         NINE MONTHS          %      NINE MONTHS           %       $ INCREASE
                                             2005          OF SALES      2004           OF SALES   (DECREASE)     % CHANGE
                                        ------------       --------  ------------       --------  ------------    --------
Net Sales                               $ 38,304,507          100%   $ 39,236,393          100%   $   (931,886)     -2.4%
Cost of Products Sold                     30,615,829         79.9%     31,583,537         80.5%       (967,708)     -3.1%
                                        ------------         ----    ------------         ----    ------------
Gross Profit                               7,688,678         20.1%      7,652,856         19.5%         35,822       0.5%

Selling and Administrative Expenses        6,084,010         15.9%      5,930,139         15.1%        153,871       2.6%
                                        ------------         ----    ------------         ----    ------------
Operating Income                           1,604,668          4.2%      1,722,717          4.4%       (118,049)     -6.9%

Other Income (Expense)
    Interest, Investment and
       Other Income                           64,025          0.2%         73,624          0.2%         (9,599)    -13.0%
    Interest Expense                         (58,988)        -0.2%        (83,825)        -0.3%         24,837     -29.6%
                                        ------------         ----    ------------         ----    ------------
Earnings Before Income Taxes               1,609,705          4.2%      1,712,516          4.3%       (102,811)     -6.0%
Provision for Income Taxes                   603,000          1.6%        678,000          1.7%        (75,000)    -11.1%
                                        ------------         ----    ------------         ----    ------------

NET INCOME                              $  1,006,705          2.6%   $  1,034,516          2.6%   $    (27,811)     -2.7%
                                        ============         ====    ============         ====    ============

Net sales for the First Nine Months 2005 were $38,304,507, compared to $39,236,393 for the same period in the previous year, a 2.4% decrease. This is due to a 12.8% drop in sales to the Company's recreational vehicle customers, partially offset by increases of 9.1% and 21.8% to the Company's manufactured housing and hospitality customers, respectively. The recreational vehicle industry reported mixed results for the First Nine Months 2005, with travel trailer shipments increasing by 6.6% and motor home shipments decreasing by 12.8% from a year earlier. Total combined recreational vehicle industry shipments increased 2.9% for the First Nine Months 2005. The manufactured housing industry reported that shipments for the First Nine Months 2005 were essentially flat compared to the same period of the prior year.

Cost of products sold decreased to $30,615,829, or 79.9% in the First Nine Months 2005, compared to $31,583,537, or 80.5% a year ago. The major reason for the decrease in this percentage was a change in product mix.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Selling and administrative expenses were $6,084,010 in the First Nine Months 2005 versus $5,930,139 in the First Nine Months 2004. The percentage of selling and administrative expenses to net sales increased from 15.1% for the first Nine Months of 2004 to 15.9% for the First Nine Months of 2005. This was partially due to a one-time $165,647 pretax charge resulting from the Company's decision to convert its ERP system to a different software platform. Without this charge, selling and administrative expenses as a percentage of sales would have been 15.5% for the First Nine Months 2005. Excluding the software conversion, the reason for the increase was largely due to selling expenses arising from the increased hospitality sales.

Interest expense decreased to $58,988 in the First Nine Months 2005 from $83,825 in the First Nine Months 2004, mostly because of the interest on the Fleetwood acquisition liability incurred in 2004. This liability was paid off in January 2005.

Net income decreased to $1,006,705 in the First Nine Months 2005 compared to $1,034,516 in the First Nine Months 2004, a decrease of 2.7%. This decrease is largely due to a lower sales volume as well as the one-time charge for the disposal of the Company's financial software package. Diluted earnings per share decreased from $0.35 for the First Nine Months 2004 compared to $0.34 for the same period of the current year.

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the thirteen week and thirty-nine week periods ended October 1, 2005 and October 2, 2004:

                                               FOR THE THIRTEEN WEEKS ENDED        FOR THE THIRTY-NINE WEEKS ENDED
                                            ----------------------------------    ----------------------------------
                                            OCTOBER 1, 2005    OCTOBER 2, 2004    OCTOBER 1, 2005    OCTOBER 2, 2004
                                            ---------------    ---------------    ---------------    ---------------
Net Income                                    $   347,052        $   295,020        $ 1,006,705        $ 1,034,516

Add:
     Interest                                      17,791             28,755             58,988             83,825
     Taxes                                        220,000            201,000            603,000            678,000
     Depreciation & Amortization                  350,930            359,773          1,084,040          1,033,674
     Loss (Gain) on Disposal of Assets              4,228                522            164,850                (62)
                                              -----------        -----------        -----------        -----------

EBITDA                                        $   940,001        $   885,070        $ 2,917,583        $ 2,829,953
                                              ===========        ===========        ===========        ===========

ITEM 4.  CONTROLS AND PROCEDURES.

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 1, 2005 and have concluded that they were adequate and effective.

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


                                           DECORATOR INDUSTRIES, INC.
                                                  (Registrant)



Date: November 14, 2005           By: /s/  William A. Bassett
                                           ------------------
                                           William A. Bassett,
                                           Chief Executive Officer and President


Date: November 14, 2005           By: /s/  Michael K. Solomon
                                      -----------------------
                                           Michael K. Solomon,
                                           Chief Financial Officer