Form 10-K
period 2005-12-31
DECORATOR INDUSTRIES INC
filed 2006-03-29
CIK 27613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

                10011 Pines Blvd., Pembroke Pines, Florida 33024
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Aggregate market value of common stock held by non-affiliates of the registrant as of the registrant's most recently completed second fiscal quarter, based on the closing price of registrant's common stock of $7.97 at July 1, 2005:
$18,185,747

Number of shares of common stock outstanding at March 24, 2006:  2,982,390

                       DOCUMENTS INCORPORATED BY REFERENCE
             Part III- Portions of the Proxy Statement for the 2006
                         Annual Meeting of Shareholders

CAUTIONARY STATEMENT: THE COMPANY'S REPORTS ON FORM 10-K AND FORM 10-Q, ITS CURRENT REPORTS ON FORM 8-K, AND ANY OTHER WRITTEN OR ORAL STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY CONTAIN OR MAY CONTAIN STATEMENTS RELATING TO FUTURE EVENTS, INCLUDING RESULTS OF OPERATIONS, THAT ARE CONSIDERED "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEF AS TO FUTURE EVENTS AND, BY THEIR VERY NATURE, ARE SUBJECT TO RISKS AND UNCERTAINTIES WHICH MAY RESULT IN ACTUAL EVENTS DIFFERING MATERIALLY FROM THOSE ANTICIPATED. IN PARTICULAR, FUTURE OPERATING RESULTS WILL BE AFFECTED BY THE LEVEL OF DEMAND FOR RECREATIONAL VEHICLES, MANUFACTURED HOUSING AND HOTEL/MOTEL ACCOMMODATIONS AND MAY BE AFFECTED BY CHANGES IN ECONOMIC CONDITIONS, INTEREST RATE FLUCTUATIONS, COMPETITIVE PRODUCTS AND PRICING PRESSURES WITHIN THE COMPANY'S MARKETS, THE COMPANY'S ABILITY TO CONTAIN ITS MANUFACTURING COSTS AND EXPENSES, AND OTHER FACTORS. ANY FORWARD-LOOKING STATEMENTS BY THE COMPANY SPEAK ONLY AS OF THE DATE MADE, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE SUCH STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER SUCH DATE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

NOTE: In this report, unless the context otherwise requires, Registrant or Company means Decorator Industries, Inc. and its subsidiaries, herein sometimes also called "Decorator Industries". Reference to a particular year or the captions "For the Year" and "At Year End" refer to the fiscal periods as follows:

                        2005 - 52 weeks ended December 31, 2005
                        2004 - 52 weeks ended January 1, 2005
                        2003 - 53 weeks ended January 3, 2004
                        2002 - 52 weeks ended December 28, 2002
                        2001 - 52 weeks ended December 29, 2001

                                     PART I

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

         During 2005, one customer, Fleetwood Enterprises, Inc., accounted for 22.5% of the Company's total sales. In the event of the loss of this customer, there would be a material adverse effect on the Company. However, that event is unlikely because in January 2004 the Company executed an agreement to be the exclusive supplier of Fleetwood's drapery, bedspread and other decor requirements in the manufactured housing and recreational vehicle industries for a period of six years. If, at the end of three years, Fleetwood is satisfied with the performance of the Company under this agreement, it will extend the terms of this agreement an additional three years. Most of the Company's sales to Fleetwood are governed by this supply agreement. The Company believes that it has good relations with Fleetwood.

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

         The Company has no significant patents, licenses, franchises, concessions, trademarks or copyrights. Expenditures for research and development during 2005 and 2004 were not significant.

         Compliance with federal, state and local environmental protection provisions is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

         The Company employs approximately 731 sales, production, warehouse and administrative employees and also uses the services of independent sales representatives.

ITEM 1A. RISK FACTORS.

         The Company faces multiple risk factors, including risks that are industry specific to the markets that the Company serves, and risks that affect the Company as a whole.

RECREATIONAL VEHICLE MARKET (RV) RISK FACTORS
---------------------------------------------

Fuel: Higher costs or shortages of fuel could reduce demand for RV's.

Inventories: Excess inventories at the retail level could temporarily reduce demand for new RV's.

Cyclicality: The RV market has historically experienced cyclicality. A downturn in market conditions is possible.

Credit: The lack of available credit for retail purchasers could reduce demand for new units.

MANUFACTURED HOUSING MARKET (MH) RISK FACTORS
---------------------------------------------

Cyclicality: The MH market has historically experienced cyclicality. The market has been experiencing a prolonged down cycle since 1998 when approximately 374,000 units were produced nationally. For each of the past three years, the industry has produced approximately 130,000 units (excluding FEMA units).

Credit: The lack of available credit for retail purchasers could continue to reduce the demand for new units.

Repossessions: Increases in the number of repossessed units could reduce the demand for new units.

Regulations: Changes in zoning regulations and building codes could reduce the demand for new units.

Geographic Concentration: The Company's sales to the MH industry are concentrated in the southern United States. This is due to the overall geographic concentration in the MH industry. In calendar year 2005, industry shipments to the southern United States were 59.6% of total industry shipments.

HOSPITALITY MARKET RISK FACTORS
-------------------------------

Competition: The market for the Company's hospitality products is highly competitive, as its customers are provided with many sourcing choices, including foreign sources for some products.

Occupancy: A decrease in hospitality occupancy rates could have a negative impact on both new properties and refurbishing of existing properties. Decreases in the levels of business and/or leisure travel could reduce occupancy rates.

Sales Representation: The majority of the Company's hospitality business is solicited by independent sales representatives. The loss of a few key representatives could have a negative effect on the Company's revenues.

GENERAL CORPORATE RISK FACTORS
------------------------------

Competition: All of the markets served by the Company are highly competitive.
         Competitive pricing pressure could result in loss of customers or decreased profit margins. Barriers to entry for new domestic competitors are relatively small, thereby increasing the potential for more competitors. Although the Company has not faced competition from foreign sources to date, the possibility of such competition does exist.

Raw Material Acquisition: The Company faces the risk of having to pay increased prices for purchasing raw material from its suppliers. Should the Company face price increases that it cannot pass on to its customers, the results of operations could suffer as a result. If the Company's suppliers were adversely affected by a disruption in the petroleum or chemical industries, the Company's costs or ability to deliver product may also be adversely affected.

Management: The Company is dependent on the management and guidance of William
         Bassett, its chairman, CEO, and president. The loss of Mr. Bassett's services could have a negative impact on the performance and growth of the Company for some period of time. To a lesser extent, the Company is dependent on the key management at each of its manufacturing operations.

Stock Price: The Company's stock is thinly traded. Should a major shareholder decide to liquidate its position, there could be a negative effect on the price of the stock until this condition is resolved.

Sarbanes-Oxley: Unless the current requirement for compliance with Section 404 of the Sarbanes-Oxley Act is changed, the Company will experience higher internal and auditing costs to comply by the end of fiscal 2007.

Significant Customer: Sales to Fleetwood Enterprises represented 22.5% of the
         Company's sales in 2005. Although the Company has an agreement with Fleetwood to be its exclusive supplier of certain products through January 2010, Fleetwood's performance in its own markets could have a negative impact on the Company's sales and results of operations. To a lesser extent, the loss of other major customers could also adversely affect the Company.

Information Systems: The Company is in the process of upgrading its Enterprise-Resource-Planning (ERP) system. Any unforeseen difficulties in the implementation of this system can result in increased future consulting costs as well as increased depreciation costs for the installed software.

ITEM 2.  PROPERTIES.

         The following table summarizes certain information concerning the Company's properties:

                                                                                       Approx.
            Location                                Principal Use                    Square Feet      Owned/Leased
            --------                                -------------                    -----------      ------------
Haleyville, Alabama                Offices, manufacturing and warehouse                 54,000            Owned
Red Bay, Alabama                   Offices, manufacturing and warehouse                 33,800           Leased
Phoenix, Arizona                   Offices, manufacturing and warehouse                 35,000            Owned
Pembroke Pines, Florida            Offices                                               3,148           Leased
Douglas, Georgia                   Offices, manufacturing and warehouse                 28,000            Owned
Elkhart, Indiana                   Offices, manufacturing and warehouse                 51,000            Owned
Goshen, Indiana                    Offices, manufacturing and warehouse                 55,700            Owned
Bossier, Louisiana                 Offices, manufacturing and warehouse                 20,000            Owned
Salisbury, North Carolina          Offices, manufacturing and warehouse                 22,800           Leased
Berwick, Pennsylvania              Offices, manufacturing and warehouse                 12,500           Leased
Bloomsburg, Pennsylvania           Offices, manufacturing and warehouse                 56,500            Owned
Abbotsford, Wisconsin              Offices, manufacturing and warehouse                 23,900           Leased

                                   Total Owned                                         300,200
                                   Total Leased                                         96,148

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

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

         Common Stock price information is set forth in the table below.

                                 2005 Sales Prices         2004 Sales Prices
                                 -----------------         -----------------
                                High            Low       High            Low
                                ----            ---       ----            ---
         First Quarter         $ 9.85         $ 8.01     $ 8.48         $ 6.35
         Second Quarter          9.80           7.97       8.72           7.45
         Third Quarter           8.84           7.00       9.29           8.22
         Fourth Quarter          8.85           7.60       9.25           7.76

         As of March 24, 2006, the Company had 256 shareholders of record of its Common Stock.

         Total cash dividend payments were $0.12 per share in 2005 and 2004. The Company expects to maintain the dividend rate of $0.12 per share in 2006.

         At December 31, 2005, the Company had outstanding options under one shareholder approved option plan. Under the 1995 Incentive Stock Option Plan ("1995 Plan"), the Company has granted options to its key employees for up to 520,832 shares of Common Stock (as adjusted for stock splits). The following is a summary of the options outstanding under the 1995 Plan at December 31, 2005:

                                                                                Number of shares
                                                                                 available for
                  Number of shares optioned   Weighted average exercise price    future options
                  -------------------------   -------------------------------   ----------------
1995 Plan                  362,728                      $6.19                           0

         The Company also provides a stock grant to its non-employee directors as compensation for their services as directors. In 2005, the Company awarded four non-employee directors a total of 8,487 shares. In 2004, the Company awarded five non-employee directors a total of 9,927 shares. All non-employee directors receive their shares in a Directors Trust, for which the president of the Company is the Trustee. The shares were not registered under the Securities Act of 1933 in reliance upon Section 4(2) and other exemptions.

         The Company made no Common Stock repurchases during fiscal 2005.

ITEM 6.  SELECTED FINANCIAL DATA.

                                              2005            2004             2003             2002             2001
                                          -----------      -----------      -----------      -----------      -----------
FOR THE YEAR
------------
  Net Sales                               $50,525,343      $50,449,214      $41,803,224      $38,641,605      $34,782,121
  Net Income                              $ 1,364,814      $ 1,394,698      $ 1,561,778      $ 1,384,379      $   861,561
                                          -----------      -----------      -----------      -----------      -----------

AT YEAR END
-----------
  Total Assets                            $24,294,365      $23,962,077      $21,088,322      $19,480,134      $18,365,516
  Long Term Obligations                   $ 1,536,754      $ 1,752,568      $ 1,926,832      $ 1,477,973      $ 1,604,245
  Long-term Debt/Total Capitalization            8.25%            9.98%           11.65%            9.97%           11.40%
  Working Capital                         $ 6,092,349      $ 4,167,876      $ 8,007,862      $ 6,191,028      $ 6,074,073
  Current Ratio                                2.20:1           1.73:1           3.05:1           2.49:1           2.56:1
  Stockholders' Equity                    $17,088,012      $15,799,668      $14,614,621      $13,348,108      $12,463,950
                                          -----------      -----------      -----------      -----------      -----------

PER SHARE
---------
  Basic                                   $      0.47      $      0.50      $      0.56      $      0.49      $      0.31
  Diluted                                 $      0.46      $      0.47      $      0.55      $      0.49      $      0.31
  Book Value                              $      5.84      $      5.58      $      5.22      $      4.78      $      4.43
  Cash Dividends Declared                 $      0.12      $      0.12      $      0.12      $      0.12      $      0.12

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

         A large amount of the Company's sales are to a relatively few recreational vehicle and manufactured housing customers. In 2005, the Company's top 10 customers accounted for approximately 58% of net sales, as opposed to 64% in 2004. The loss of a large customer can have a significant impact on the Company's results of operations. In 2004, with the completion of a supply agreement with Fleetwood Enterprises, the Company is under contract to be the exclusive supplier of Fleetwood's interior furnishings through at least January 2010. Fleetwood represented 22.5% of the Company's net sales in 2005. Fleetwood operates in both the recreational vehicle and manufactured housing industries.

         In August 2004, the Company purchased a facility in Phoenix, Arizona to manufacture product for customers located in the western United States. This facility has enabled the Company to better supply Fleetwood's west coast operations and also to solicit new customers.

         The Company faces the risk that its furnishings could be provided by companies with cheaper labor sources, such as from Asian sources. However, the lack of sufficient lead times from its customers, as well as the customized nature of many of the Company's products, presents a substantial barrier to entry for overseas firms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The recreational vehicle market experienced a slight overall increase in 2005. Total industry shipments of motor homes and travel trailers have increased from 370,100 in 2004 to 384,400 in 2005, exclusive of 15,500 Emergency Living Units (in connection with the 2005 hurricanes). Travel trailer shipments by the RV industry increased 10.5% in 2005 when compared to 2004. However, industry shipment of motor homes decreased by 14.5% in 2005. The reduction in the Company's sales to the RV industry was directly related to lower production of travel trailers and motor homes by its customers.

         The manufactured housing market has been relatively flat since 2002. Industry shipments in 2005 were about 146,700; compared to the 130,800 shipments in 2004. However, the shipments reported by the manufactured housing industry included a surge in the fourth quarter due to FEMA living units from the 2005 hurricanes. Without these shipments, industry production for 2005 had been up about 1.7% for the first three quarters of 2005. Excluding the FEMA production, sales by the manufactured housing industry for all of 2005 was virtually flat when compared to 2004.

         Sales to the hospitality industry increased about 21.3% during 2005 when compared to the previous year. Hospitality sales are affected by demand for hospitality accommodations and the growth of the industry. This was the highest volume of annual sales experienced by the Company to this market.

Sales By Market:

         The following table represents net sales to each of the three different markets that the Company serves for the three fiscal years ended December 31, 2005

(dollars in thousands)
                                2005                     2004                    2003
                         -------------------      -------------------      -------------------
                           Net        % of          Net        % of          Net        % of
                          Sales       total        Sales       total        Sales       total
                         -------     -------      -------     -------      -------     -------
Recreational Vehicle     $28,621          57%     $31,135          62%     $25,774          62%
Manufactured Housing      10,044          20%       9,534          19%       7,006          17%
Hospitality               11,860          23%       9,780          19%       9,023          21%
                         -------     -------      -------     -------      -------     -------

Total Net Sales          $50,525         100%     $50,449         100%     $41,803         100%
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

         The Company reviews its accounts receivable portfolio frequently, assessing any past due accounts for collectability. Physical inventories are conducted at each of the Company's manufacturing facilities at least quarterly, and inventories are assessed for any slow moving or obsolete items, which constitutes the main judgment necessary in valuing the inventory. Reserves for both receivables and inventory are reviewed quarterly and adjusted as required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Liquidity and Financial Resources:


         1) Working capital at December 31, 2005 was $6,092,349 compared to $4,167,876 at January 1, 2005.

         2) The current ratio was 2.20:1 at year-end 2005 compared to 1.73:1 at year-end 2004.

         3) The liquid ratio was 1.06:1 at year-end 2005 compared to 0.83:1 at year-end 2004.

         4) The long-term debt ratio was 8.25% at December 31, 2005 compared to 9.98% a year earlier.

         Net accounts receivable increased $1,109,741 (32.0%) at December 31, 2005, when compared to January 1, 2005. Accounts receivable increased due to the increase in sales to the recreational vehicle market in the fourth quarter of 2005 compared to 2004, as well as an increased percentage of sales to the Company's hospitality customers. Days Sales Outstanding (DSO) increased from
27.4 days at the end of fiscal 2004 to 33.1 days at the end of fiscal 2005. The reason for this increase was mostly an increased proportion of sales to the hospitality market, which historically have a higher DSO than the other two markets that the Company serves.

         In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc. Only receivables from sales to the hospitality industry may be assigned to CIT. Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables. If CIT approves an order from a hospitality customer and the resulting receivables are not paid or disputed by the customer within ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (hospitality sales are made on Net 30 terms). Approved receivables were approximately $678,000 at December 31, 2005. Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company. The Company pays CIT six-tenths of a percent of all assigned receivables. Management believes this cost will be mostly offset by reductions in Bad Debt expense and collection costs. The Company entered into this arrangement to take advantage of CIT's extensive credit checking and collection capabilities. Management believes this arrangement has improved liquidity.

         Net inventories increased $686,902 (13.4%) at December 31, 2005, when compared to January 1, 2005. The increase in inventories was due to increased levels of fourth quarter business activity, principally in the recreational vehicle and hospitality markets.

         Capital expenditures for 2005 were $579,629 compared to $2,266,466 in 2004, excluding the assets acquired from Fleetwood. The 2004 expenditures included $1,554,421 for land, building, and equipment for the opening of the Company's Phoenix, Arizona facility. At this time, capital spending for 2006 is expected to be in excess of $3,000,000, including approximately $2,400,000 for new properties and expansion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company had no borrowings at year-end under its $5,000,000 revolving line-of-credit. The Company does expect to use its line of credit during 2006. In addition, the Company expects to use a term loan to fund the real estate additions and expansions.

Results of Operations:

2005 vs. 2004

The following table shows a comparison of the results of operations between fiscal 2005 and fiscal 2004:

                                           Fiscal           %         Fiscal             %        $ Increase
                                            2005         of Sales      2004           of Sales    (Decrease)      % Change
                                        ------------     --------  ------------       --------    ----------      --------
Net Sales                               $ 50,525,343        100%   $ 50,449,214          100%     $   76,129         0.2%
Cost of Products Sold                     40,258,115       79.7%     40,332,649         79.9%        (74,534)       -0.2%
                                        ------------      -----    ------------        -----      ----------       -----
Gross Profit                              10,267,228       20.3%     10,116,565         20.1%        150,663         1.5%

Selling and Administrative Expenses        8,148,485       16.1%      7,798,898         15.5%        349,587         4.5%
                                        ------------      -----    ------------        -----      ----------       -----
Operating Income                           2,118,743        4.2%      2,317,667          4.6%       (198,924)       -8.6%

Other Income (Expense)
     Interest, Investment and
        Other Income                          90,902        0.2%         90,163          0.2%            739         0.8%
     Interest Expense                        (74,831)      -0.2%       (107,132)        -0.2%         32,301       -30.2%
                                        ------------      -----    ------------        -----      ----------       -----
Earnings Before Income Taxes               2,134,814        4.2%      2,300,698          4.6%       (165,884)       -7.2%
Provision for Income Taxes                   770,000        1.5%        906,000          1.8%       (136,000)      -15.0%
                                        ------------      -----    ------------        -----      ----------       -----

NET INCOME                              $  1,364,814        2.7%   $  1,394,698          2.8%     $  (29,884)       -2.1%
                                        ============      =====    ============        =====      ==========       =====

         Net sales for fiscal 2005 were $50,525,343 compared to $50,449,214 in fiscal 2004. The net sales increase was 0.2%. Sales to the recreational vehicle market decreased 8.1%, primarily due to decreased shipments by its customers. Sales to the manufactured housing industry increased 5.3%. Sales to the hospitality market increased 21.3%.

         Cost of goods sold as a percentage of sales was 79.7% in 2005 versus 79.9% in 2004. A slight increase in the cost of raw materials as a percentage of sales was offset by a slight decrease in labor costs as a percentage of sales. The Company experienced increases in its material costs in the second half of 2005 due to the impact on prices caused by that year's hurricanes. The customized nature of the Company's products made to each of its customers' unique specifications, does not enable a detailed discussion of the effects of changes in prices, costs, volumes, and product mix on the costs of goods sold percentage. Management does monitor overall material cost, labor cost, and factory overheads for each of its manufacturing locations. Management reviews significant variations or changing trends with general managers. If necessary, appropriate actions are taken to address issues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Selling and administrative expenses increased to $8,148,485 in 2005 from $7,798,898 in 2004. As a percentage of sales, selling and administrative expenses increased from 15.5% to 16.1%. Most of the increase is attributable to a decision to convert the Company's ERP system to a different software platform. Impairment of the old system resulted in a one-time $165,647 pretax charge. Without this charge, selling and administrative expenses as a percentage of sales would have been 15.8%. Increased commission expense due to increased hospitality industry sales was also another major reason for the increase.

         Interest, investment and other income remained flat at $90,902 in 2005, while interest expense decreased $32,301 or 30.2%. The decrease in interest expense resulted primarily from the final payment of the Fleetwood acquisition liability in January 2005, partially offset by the effect of higher interest rates on the Company's variable rate obligations.

         Net income was $1,364,814 in 2005 compared to $1,394,698 in 2004. Net income as a percent of sales decreased to 2.7% in 2005 compared to 2.8% in 2004. The provision for income taxes, as a percentage of income before taxes, decreased from 39.4% to 36.1%. This is due to disqualifying dispositions of employee stock options, for which the Company received an income tax benefit, as well as the effects of the American Jobs Creation Act, which provide tax benefits for companies that provide American manufacturing jobs. Without the previously mentioned charge for the Company's software conversion, the Company would have experienced an increase in net income for 2005.

2004 vs. 2003

         The following table shows a comparison of the results of operations between fiscal 2004 and fiscal 2003:

                                           Fiscal           %         Fiscal           %      $ Increase
                                            2004         of Sales      2003         of Sales   (Decrease)      % Change
                                        ------------     --------  ------------     --------  ------------     --------
Net Sales                               $ 50,449,214        100%   $ 41,803,224        100%   $  8,645,990        20.7%
Cost of Products Sold                     40,332,649       79.9%     32,679,542       78.2%      7,653,107        23.4%
                                        ------------      -----    ------------       ----    ------------       -----
Gross Profit                              10,116,565       20.1%      9,123,682       21.8%        992,883        10.9%

Selling and Administrative Expenses        7,798,898       15.5%      6,590,362       15.8%      1,208,536        18.3%
                                        ------------      -----    ------------       ----    ------------       -----
Operating Income                           2,317,667        4.6%      2,533,320        6.0%       (215,653)       -8.5%

Other Income (Expense)
     Interest, Investment and
        Other Income                          90,163        0.2%        112,669        0.3%        (22,506)      -20.0%
     Interest Expense                       (107,132)      -0.2%        (56,211)      -0.1%        (50,921)       90.6%
                                        ------------      -----    ------------       ----    ------------       -----
Earnings Before Income Taxes               2,300,698        4.6%      2,589,778        6.2%       (289,080)      -11.2%
Provision for Income Taxes                   906,000        1.8%      1,028,000        2.5%       (122,000)      -11.9%
                                        ------------      -----    ------------       ----    ------------       -----

NET INCOME                              $  1,394,698        2.8%   $  1,561,778        3.7%   $   (167,080)      -10.7%
                                        ============      =====    ============       ====    ============       =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         Cost of goods sold as a percentage of sales was 79.9% in 2004 versus 78.2% in 2003. The major reasons for the increase in this percentage were the higher costs of production at the facility acquired from Fleetwood and the transition costs incurred by the Company to re-distribute most of the acquired business to its other facilities. Without these expenses, the cost of goods sold percentage would have been 78.9% in 2004. This increase resulted from somewhat higher costs in both material and labor. The customized nature of the Company's products made to each of its customers' unique specifications, does not enable a detailed discussion of the effects of changes in prices, costs, volumes, and product mix on the costs of goods sold percentage. Management does monitor overall material cost, labor cost, and factory overheads for each of its manufacturing locations. Management reviews significant variations or changing trends with general managers. If necessary, appropriate actions are taken to address issues.

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

EBITDA

         EBITDA represents income before income taxes, interest expense, depreciation and amortization and is an approximation of cash flow from operations before tax. The Company uses EBITDA as an internal measure of performance and believes it is a useful and commonly used measure of financial performance in addition to income before taxes and other profitability measures under U.S. Generally Accepted Accounting Principles ("GAAP").

         EBITDA is not a measure of performance under GAAP. EBITDA should not be construed as an alternative to operating income and income before taxes as an indicator of the Company's operations in accordance with GAAP. Nor is EBITDA an alternative to cash flow from operating activities in accordance with GAAP. The Company's definition of EBITDA can differ from that of other companies.

         The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for each of the three fiscal years ended December 31, 2005:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                             2005           2004           2003
                          ----------     ----------     ----------

Net Income                $1,364,814     $1,394,698     $1,561,778
Add:
     Income Tax              770,000        906,000      1,028,000
     Interest Expense         74,831        107,132         56,211
     Depreciation and
        Amortization       1,436,911      1,407,986        711,443
     Loss on Disposal
        of Assets            165,315         11,079         11,575
                          ----------     ----------     ----------

EBITDA                    $3,811,871     $3,826,895     $3,369,007
                          ==========     ==========     ==========

Contractual Obligations

         The following table summarizes the Company's financial obligations as of December 31, 2005:

 (in thousands)
                                                                                     2011 and
                               2006       2007       2008       2009       2010     thereafter  Total
                              ------     ------     ------     ------     ------    ----------  ------
Employment Contracts          $  401     $  376     $  266     $  258     $  244     $  489     $2,034
Operating Leases                 303        102         73         61         31         12        582
Long Term Debt- Principal        212        206        595        120        125        490      1,748
Long Term Debt- Interest          64         56         38         25         20         32        235
                              ------     ------     ------     ------     ------     ------     ------

Total                         $  980     $  740     $  972     $  464     $  420     $1,023     $4,599
                              ======     ======     ======     ======     ======     ======     ======

         Interest on long term debt consists of both fixed and variable interest rate obligations. Projected interest rates on variable interest rate obligations are the interest rates in effect as of December 31, 2005. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", for further information about uncertainties from fixed and variable interest rate obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company faces minimum potential market risk in its long-term debt. The Company had four separate long-term debt agreements outstanding as of December 31, 2005.

         The Company faces the risk that if market interest rates increase, the two interest rate obligations of the Company with a variable interest rate would require higher payments of interest. As of December 31, 2005, the bond secured by the Company's Goshen, Indiana property of $1,035,000 had a variable interest rate of 3.66% per annum. Each increase of 1% could increase interest expense by approximately $10,300 in 2006 and lower amounts in successive years as principal is paid down, terminating in 2014. Also, the $145,833 bond on the Company's Bloomsburg, Pennsylvania property had a variable interest rate of 3.60% at December 31, 2005. Each increase of 1% in market rates could cause an increase in interest expense of less than $2,000 in 2005 and lower amounts in successive years as principal is paid down, terminating in 2008. Interest rates are exclusive of letter of credit fees paid to third parties to guarantee the payment of these obligations, which fees are 1% or less, and are not subject to increase.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005 and have concluded that they were adequate and effective.

(b) During the most recent fiscal quarter, there were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2005. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2005. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2005. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2005. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2005. Such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         (a)      The following documents are filed as a part of this report:
                  -----------------------------------------------------------

                  Financial Statements and Schedules
                  ----------------------------------

                  (1)      Independent Auditors' Report

                  (2)      Balance Sheets - December 31, 2005 and January 1,
                           2005

                  (3) Statements of Earnings for the three fiscal years ended December 31, 2005

                  (4) Statements of Stockholders' Equity for the three fiscal years ended December 31, 2005

                  (5) Statements of Cash Flows for the three fiscal years ended December 31, 2005

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

         10M.1 Medical and Dental Reimbursement Plan, as amended to date, filed as Exhibit 10M.1 to Form 10-K for the fiscal year ended January 3, 1987 and incorporated herein by reference.*

         10T Employment Agreement dated August 2, 1994 between the registrant and William Bassett, filed as Exhibit 10T to Form 10-Q for the quarter ended July 2, 1994 and incorporated herein by reference.*

         10T.1 Amendment dated July 29, 2003 to Employment Agreement between the registrant and William Bassett, filed as Exhibit 10T.1 to Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference.*

         10T.2 Amendment dated May 25, 2004 to Employment Agreement between the registrant and William Bassett, filed as Exhibit 10T.2 to Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference.*

         10U.3 1995 Incentive Stock Option Plan, as amended, filed as Exhibit 10U.3 to Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference.*

         10W.1- Amended and Restated Stock Plan for Non-Employee Directors and related Grantor Trust Agreement, as amended, effective July 1, 2004, filed as Exhibit 10W.1 to Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference.*

         10Y Revolving line of credit agreement with Washington Mutual Bank dated April 16, 2004, filed as Exhibit 10Y to Form 10-K for the fiscal year ended January 1, 2005 and incorporated herein by reference.

         10Z Asset Purchase Agreement dated as of January 23, 2004, between registrant and Fleetwood Homes of Georgia, Inc. relating to drapery manufacturing plant in Douglas, Georgia, filed as
                  Exhibit 10Z to Form 8-K dated February 4, 2004 and incorporated herein by reference.

         11S      Computation of diluted earnings per share, filed herewith.

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

                                          DECORATOR INDUSTRIES, INC.
                                                 (Registrant)

                                          By: /s/ Michael K. Solomon
                                              -----------------------
                                                  Michael K. Solomon
                                                  Chief Financial Officer

Dated:   March 29, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                                    Title                      Signature                        Date
----                                    -----                      ---------                        ----
William A. Bassett          Chairman, President,           /s/ William A. Bassett                  March 29, 2006
                            Chief Executive Officer and    ----------------------
                            Director

Michael K. Solomon          Vice President, Treasurer,     /s/ Michael K. Solomon                  March 29, 2006
                            Secretary, Principal           ----------------------
                            Financial and Accounting
                            Officer

Joseph N. Ellis             Director                       /s/ Joseph N. Ellis                     March 29, 2006
                                                           ----------------------

Ellen Downey                Director                       /s/ Ellen Downey                        March 29, 2006
                                                           ----------------------

Thomas Dusthimer            Director                       /s/ Thomas Dusthimer                    March 29, 2006
                                                           ----------------------

William Dixon               Director                       /s/ William Dixon                       March 29, 2006
                                                           ----------------------

Terrence Murphy             Director                       /s/ Terrance Murphy                     March 29, 2006
                                                           ----------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
  and Stockholders of
DECORATOR INDUSTRIES, INC.

        We have audited the accompanying balance sheets of Decorator Industries, Inc. (a Pennsylvania corporation) as of December 31, 2005 and January 1, 2005 and the related statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decorator Industries, Inc. as of December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

                                                  LOUIS PLUNG & COMPANY, LLP
                                                  Certified Public Accountants
Pittsburgh, Pennsylvania
February 11, 2006

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

               ASSETS                                                  December 31,    January 1,
               ------                                                     2005             2005
                                                                       ------------    -----------
CURRENT ASSETS:
     Cash and Cash Equivalents                                         $   490,377     $   730,539
     Accounts Receivable, less allowance for
        doubtful accounts ($131,690 and $144,077)                        4,574,415       3,464,674
     Inventories                                                         5,800,553       5,113,651
     Other Current Assets                                                  311,603         588,853
                                                                       -----------     -----------
TOTAL CURRENT ASSETS                                                    11,176,948       9,897,717
                                                                       -----------     -----------

Property and Equipment
     Land, Buildings & Improvements                                      7,253,742       7,250,064
     Machinery, Equipment, Furniture & Fixtures                          6,604,629       6,482,534
                                                                       -----------     -----------
Total Property and Equipment                                            13,858,371      13,732,598
     Less: Accumulated Depreciation and Amortization                     6,426,548       5,874,855
                                                                       -----------     -----------
Net Property and Equipment                                               7,431,823       7,857,743
                                                                       -----------     -----------

Goodwill, less accumulated Amortization of $1,348,569                    2,731,717       2,731,717
Identifiable intangible asset, less accumulated Amortization
     of $1,259,713 and $611,713                                          2,635,278       3,283,278
Other Assets                                                               318,599         191,622
                                                                       -----------     -----------

TOTAL ASSETS                                                           $24,294,365     $23,962,077
                                                                       ===========     ===========

        LIABILITIES & STOCKHOLDERS' EQUITY
        ----------------------------------

CURRENT LIABILITIES:
     Accounts Payable                                                  $ 3,075,795     $ 2,539,252
     Current Maturities of Long-term Debt                                  211,800         170,709
     Accrued Expenses:
        Compensation                                                       944,109       1,016,262
        Acquisition Liability                                                   --       1,067,472
        Other                                                              852,895         936,146
                                                                       -----------     -----------
TOTAL CURRENT LIABILITIES                                                5,084,599       5,729,841
                                                                       -----------     -----------

Long-Term Debt                                                           1,536,754       1,752,568
Deferred Income Taxes                                                      585,000         680,000
                                                                       -----------     -----------
TOTAL LIABILITIES                                                        7,206,353       8,162,409
                                                                       -----------     -----------

Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,574,490 and 4,489,728                             914,898         897,946
     Paid-in Capital                                                     1,616,843       1,423,275
     Retained Earnings                                                  22,651,391      21,633,044
                                                                       -----------     -----------
                                                                        25,183,132      23,954,265
     Less: Treasury stock, at cost: 1,648,088 and 1,660,197 shares       8,095,120       8,154,597
                                                                       -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                              17,088,012      15,799,668
                                                                       -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $24,294,365     $23,962,077
                                                                       ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS

                                                               For the Fiscal Year
                                                  ------------------------------------------------
                                                      2005              2004              2003
                                                  ------------      ------------      ------------
Net Sales                                         $ 50,525,343      $ 50,449,214      $ 41,803,224
Cost of Products Sold                               40,258,115        40,332,649        32,679,542
                                                  ------------      ------------      ------------
Gross Profit                                        10,267,228        10,116,565         9,123,682

Selling and Administrative Expenses                  8,148,485         7,798,898         6,590,362
                                                  ------------      ------------      ------------
Operating Income                                     2,118,743         2,317,667         2,533,320

Other Income (Expense)
       Interest, Investment and
          Other Income                                  90,902            90,163           112,669
       Interest Expense                                (74,831)         (107,132)          (56,211)
                                                  ------------      ------------      ------------
Earnings Before Income Taxes                         2,134,814         2,300,698         2,589,778
Provision for Income Taxes                             770,000           906,000         1,028,000
                                                  ------------      ------------      ------------

NET INCOME                                        $  1,364,814      $  1,394,698      $  1,561,778
                                                  ============      ============      ============

EARNINGS PER SHARE
       BASIC                                      $       0.47      $       0.50      $       0.56
                                                  ============      ============      ============

       DILUTED                                    $       0.46      $       0.47      $       0.55
                                                  ============      ============      ============

Weighted Average Number of Shares Outstanding
       Basic                                         2,882,196         2,816,661         2,794,286
       Diluted                                       2,998,598         2,966,787         2,827,602

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common            Paid-in            Retained             Treasury
                                    Stock            Capital            Earnings              Stock                    Total
                                   ---------       -----------         ------------         -----------            ------------
BALANCE AT
DECEMBER 28, 2002                  $ 897,127       $ 1,425,826         $ 19,349,984         $(8,324,829)           $ 13,348,108

Transactions for 2003
    Net profit                                                            1,561,778                                   1,561,778
    Issuance of stock for
       Directors compensation                              628                                   39,372                  40,000
    Dividends paid                                                         (335,265)                                   (335,265)
    Conversion of $.10 par
       value shares to $.20
       par value shares                   19               (19)                                                               0
                                   ---------       -----------         ------------         -----------            ------------

BALANCE AT
JANUARY 3, 2004                    $ 897,146       $ 1,426,435         $ 20,576,497         $(8,285,457)           $ 14,614,621
Transactions for 2004
    Net profit                                                            1,394,698                                   1,394,698
    Issuance of stock for
       Exercise of options               800           (34,406)                                  82,106                  48,500
    Issuance of stock for
       Directors compensation                           31,246                                   48,754                  80,000
    Dividends paid                                                         (338,151)                                   (338,151)
                                   ---------       -----------         ------------         -----------            ------------

BALANCE AT
JANUARY 1, 2005                    $ 897,946       $ 1,423,275         $ 21,633,044         $(8,154,597)           $ 15,799,668
Transactions for 2005
    Net profit                                                            1,364,814                                   1,364,814
    Issuance of stock for
       Exercise of options            16,952           165,254                                   17,791                 199,997
    Issuance of stock for
       Directors compensation                           28,314                                   41,686                  70,000
    Dividends paid                                                         (346,467)                                   (346,467)
                                   ---------       -----------         ------------         -----------            ------------

BALANCE AT
DECEMBER 31, 2005                  $ 914,898       $ 1,616,843         $ 22,651,391         $(8,095,120)           $ 17,088,012
                                   =========       ===========         ============         ===========            ============

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS

                                                                     For the Fiscal Year
                                                         ---------------------------------------------
                                                            2005             2004             2003
                                                         -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                            $ 1,364,814      $ 1,394,698      $ 1,561,778
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
       Depreciation and Amortization                       1,436,911        1,407,986          711,443
       Provision for Losses on Accounts Receivable            30,000               --           40,000
       Deferred Taxes                                        (64,000)          51,000          148,000
       Loss on Disposal of Assets                            165,315           11,079           11,575
   Increase (Decrease) from Changes in:
       Accounts Receivable                                (1,138,741)          54,744         (144,789)
       Inventories                                          (686,902)          77,218          264,673
       Prepaid Expenses                                      233,740         (331,568)         138,335
       Other Assets                                         (138,017)         226,182           (6,591)
       Accounts Payable                                      536,543          660,569         (181,188)
       Accrued Expenses                                     (152,904)          96,473         (106,497)
                                                         -----------      -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,586,759        3,648,381        2,436,739
                                                         -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid for acquisitions                         (1,067,472)      (4,269,422)              --
   Capital Expenditures                                     (579,629)      (2,266,446)        (758,115)
   Proceeds from Property Dispositions                        71,373            5,852            2,150
                                                         -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                     (1,575,728)      (6,530,016)        (755,965)
                                                         -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                  (174,723)        (169,806)        (151,640)
   Dividend Payments                                        (346,467)        (338,151)        (335,265)
   Proceeds from Exercise of Stock Options                   199,997           48,500               --
   Issuance of Stock for Directors' Trust                     70,000           80,000           40,000
   Proceeds on Debt from Building                                 --               --          640,000
                                                         -----------      -----------      -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (251,193)        (379,457)         193,095

Net (Decrease) Increase in Cash and Cash Equivalents        (240,162)      (3,261,092)       1,873,869
Cash and Cash Equivalents at Beginning of Year               730,539        3,991,631        2,117,762
                                                         -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   490,377      $   730,539      $ 3,991,631
                                                         ===========      ===========      ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
       Interest                                          $   105,755      $    54,483      $    42,522
       Income Taxes                                      $   612,172      $ 1,135,437      $   745,259

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

         Fiscal Year
         -----------

         The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in every sixth year containing 53 weeks. Fiscal year 2005 was a 52-week period ended December 31, 2005, Fiscal year 2004 was a 52-week period ending January 1, 2005, and Fiscal year 2003 was a 53-week period ending January 3, 2004.

         Revenue Recognition
         -------------------

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

         Goodwill and Other Intangible Assets
         ------------------------------------

         The excess of investment costs over the fair value of net assets related to the acquisitions of Haleyville Manufacturing (1973), Liberia Manufacturing (1985) and Specialty Windows (1997) was being amortized over a period of 40 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" the Company no longer amortizes goodwill. Accordingly, no goodwill was amortized in 2002 and thereafter. Starting in 2002 the Company was required to evaluate the remaining goodwill of $2,731,717 for possible impairment. The Company tests its goodwill annually for impairment. Management has most recently evaluated the goodwill as of December 31, 2005 and determined that no impairment exists.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company has an identifiable intangible asset of $2,635,278 arising from the January 2004 purchase of its Douglas, Georgia facility from Fleetwood Enterprises, Inc. and the related supply agreement. This is due to $3,894,991 of acquisition expenses less $1,259,713 of accumulated amortization for this intangible asset. This intangible asset will be amortized over the life of the agreement with Fleetwood. The agreement to expand its relationship and become Fleetwood's exclusive supplier of selected interior furnishing products was the primary factor in compelling the Company to make the acquisition. The asset is currently being amortized over six years. The remaining benefits of the agreement with Fleetwood exceed the remaining capitalized cost of the intangible asset.

         Impairment of Long Lived Assets
         -------------------------------

         The Company reviews long-lived assets held and used, excluding intangible assets (see "Goodwill and Other Intangible Assets"), for impairment when circumstances indicate that the carrying amount of assets may not be recoverable. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company assesses the recoverability of long-lived assets by determining whether the depreciation or amortization of an asset over its remaining life can be recovered based upon management's best estimate of the undiscounted future operating cash flows (excluding interest charges) attributed to the long-lived asset and related liabilities. If the sum of such undiscounted cash flows is less than the carrying value of the asset, there is an indicator of impairment. The amount of impairment, if any, represents the excess of the carrying value of the asset over fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment's average cost of funds. Long-lived assets, including intangible assets, to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

         All cash balances at December 31, 2005 and January 1, 2005 were in general deposit and/or checking accounts.

         Deferred Income Taxes
         ---------------------

         The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Freight Costs
         -------------

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

         In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc. Only receivables from sales to the hospitality industry may be assigned to CIT. Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables. If CIT approves an order from a hospitality customer and the resulting receivables are not paid or disputed by the customer within ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (hospitality sales are made on Net 30 terms). Approved receivables were approximately $678,000 at December 31, 2005. Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company. The Company pays CIT six-tenths of a percent of all assigned receivables. Management believes this cost was mostly offset by reductions in Bad Debt expense and collection costs in 2005. The Company entered into this arrangement to take advantage of CIT's extensive credit checking and collection capabilities. Management believes this arrangement has improved liquidity.

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

         Fair Value of Financial Instruments
         -----------------------------------

         Marketable securities are carried at fair value. Gains of $205 and $4,157 are included in income for the years ended December 31, 2005 and January 1, 2005, respectively. All other financial instruments are carried at amounts believed to approximate fair value.

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

         Stock Based Compensation
         ------------------------

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share Based Payment" ("SFAS No. 123(R))". This standard revised the original SFAS No. 123 by requiring the expensing of stock options, which was to take effect for the Company's third quarter of 2005. However, on April 14, 2005, the United States Security and Exchange Commission adopted a rule that changed the required compliance date for the Company to the beginning of the next fiscal year. The Company will begin recording the expense of stock options in its financial statements effective January 1, 2006. For fiscal years 2005 and prior, the company used the original provisions of SFAS No. 123. The Company assumes no tax benefit under SFAS 123(R), as all of its stock options qualify as incentive stock options, and do not qualify for a tax deduction unless there is a disqualifying disposition.

         In accordance with the previous provisions of SFAS No. 123, the Company followed the intrinsic value based method of accounting as prescribed by APB 25, "Accounting for Stock Issued to Employees", for its stock-based compensation. Accordingly, no compensation cost was recognized.

         At December 31, 2005, the Company had options outstanding under a fixed stock option plan, which is described below. The Company applied APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's fixed stock option plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123(R), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

    As reported:                                            2005              2004              2003
                                                          ----------       ----------       ----------
    Net Income                                            $1,364,814       $1,394,698       $1,561,778
    Basic Earnings Per Share                                   $0.47            $0.50            $0.56
    Diluted Earnings Per Share                                 $0.46            $0.47            $0.55

    Stock-based employee cost                                $74,548         $163,393          $99,455

    Pro Forma Net Income                                  $1,290,266       $1,231,305       $1,462,323
    Pro Forma Earnings Per Share- Basic                        $0.45            $0.44            $0.52
    Pro Forma Earnings Per Share- Diluted                      $0.43            $0.42            $0.52

         The Company expects to expense approximately $53,000 in 2006 under existing option grants.

         During the initial phase-in period of SFAS No. 123 the pro forma disclosure may not be representative of the impact on the net income in future years.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The option grants for each year were calculated using the following assumptions:

          Year of      Valuation        Dividend      Expected         Risk-free       Expected
           Grant        Method           Yield       Volatility      Interest rate       Life
          -------   -------------       --------     ----------      -------------    ----------
           1998     Black-Scholes         2.6%          47.7%             5.6%         5.0 years
           1999     Black-Scholes         2.5%          42.8%             5.8%         5.0 years
           2002     Black-Scholes         2.3%          41.2%             3.6%        10.0 years
           2004     Black-Scholes         1.5%          40.1%             2.8%         5.0 years
           2005     Black-Scholes         1.3%          41.0%             4.1%         5.0 years

         Awards granted in 2002 and prior assumed compensation cost was recognized on a straight-line basis over the requisite service period for the entire award. Awards granted in 2004 and 2005 assumed compensation cost was recognized on a straight line basis over the requisite service period for each seperately vesting portion of the award. The 2004 and 2005 awards vested 20% at the end of each year for five years, and the recognition of compensation cost related to these awards considered them to be in-substance, multiple awards.

         Segment Information
         -------------------

         The Company has one business segment, the interior furnishings business, and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

         Recent Accounting Developments
         ------------------------------

         The following Statements of Financial Accounting Standards (SFAS) and Financial Interpretation (FIN) were issued by the Financial Accounting Standards Board (FASB):

         In December 2004, the FASB issued SFAS No. 123(revised 2004), "Share-Based Payment". This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement was effective as of the first reporting period that begins after June 15, 2005. However, in April 2005, the United States Security and Exchange Commission adopted a rule that changed the required compliance date for the Company to the beginning of the next fiscal year. Accordingly, the Company will adopt SFAS No. 123(R) beginning January 1, 2006. The Company expects SFAS No. 123(R) to lead to a charge of approximately $53,000 in 2006 from the expensing of existing stock options. See "Stock-based Compensation" under Summary of Significant Accounting Policies for the effect on net income and earnings per share as if the fair value based method provided by SFAS No. 123(R) had been applied.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractical to determine either the period specific effects or the cumulative effect of the change. The statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 does not currently have an effect on the Company's financial statements.

         In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143". FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 does not currently have an effect on the Company's financial statements.

(2)      INVENTORIES

         Inventories consisted of the following classifications:

                                                 2005                 2004
                                              ----------           ----------
               Raw materials & supplies       $4,982,121           $4,438,916
               In process & finished goods       818,432              674,735
                                              ----------           ----------
                                              $5,800,553           $5,113,651
                                              ==========           ==========

(3)      LEASES

         The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the Company bears the cost of maintenance and repairs and other operating expenses. Rent expense was $386,862 in 2005, $390,017 in 2004, and $397,722 in 2003.

         Commitments under these leases extend through September 2011 and are as follows:

                                     2006                $303,298
                                     2007                $101,871
                                     2008                $ 73,368
                                     2009                $ 60,711
                                     2010                $ 30,984
                               Thereafter                $ 11,782

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(4)      COMMITMENTS

         The Company has commitments under employment, consulting and non-compete agreements entered into with two individuals. The minimum commitments under these agreements are payable as follows:

                                     2006                $400,647
                                     2007                $375,647
                                     2008                $265,847
                                     2009                $258,218
                                     2010                $244,333
                               Thereafter                $488,666

         The commitments are fixed as to cash compensation. One of the commitment also includes a long term care policy for the individual. Should premiums for this long term care policy increase, the Company's liability for this commitment will increase accordingly.

(5)      SIGNIFICANT CUSTOMERS

         Sales to Fleetwood Enterprises accounted for 22.5%, 30.6% and 26.2% of Company sales in 2005, 2004 and 2003, respectively. Fleetwood operates in the manufactured housing and recreational vehicle industries. Sales to Thor Industries accounted for 9.4%, 10.8% and 8.9% of Company sales in 2005, 2004 and 2003, respectively. Thor operates in the recreational vehicle industry.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(6)      LONG TERM-DEBT AND CREDIT ARRANGEMENTS

         Long-term debt consists of the following:

                                                                2005           2004
                                                             ----------     ----------
Note payable in monthly payments of $2,088 through
August 2007 at 4% interest. This note is secured by the
first mortgage on the Bloomsburg, PA building.               $   37,943     $   60,832

Note payable in monthly payments of $3,556 principal
plus accrued interest at 4.39% monthly through June
2008. This note is secured by the Company's Elkhart,
IN building.                                                    529,778        572,445

Bond payable in monthly installments through
November 2008. The interest rate is variable and is
3.60% at December 31, 2005. This bond is secured by
the Company's Bloomsburg, PA property.                          145,833        175,000

Bond payable in quarterly installments through March
2014. The interest rate is variable and is  3.66% at
December 31, 2005.  This bond is secured by the
Company's Goshen, IN property.                                1,035,000      1,115,000
                                                             ----------     ----------
                                                              1,748,554      1,923,277
Less amount due within one year                                 211,800        170,709
                                                             ----------     ----------
                                                             $1,536,754     $1,752,568
                                                             ==========     ==========

         The principal payments on long-term debt for the five years subsequent to December 31, 2005 are as follows:

                           2006                  $211,800
                           2007                  $206,476
                           2008                  $595,278
                           2009                  $120,000
                           2010                  $125,000
                     Thereafter                  $490,000

         On April 16, 2004 the Company signed an agreement for a $5,000,000 revolving line of credit with Washington Mutual Bank. The maximum borrowed under this line was $629,000 in 2005; however, there were no outstanding borrowings at December 31, 2005. The Company had borrowed on the line of credit in January 2005 to pay the final $1,067,472 (plus accrued interest) due to Fleetwood for the January 2004 acquisition. The Washington Mutual agreement contains certain financial covenants. The Company was in compliance with these covenants at December 31, 2005 and January 1, 2005.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(7)      EMPLOYEE BENEFIT PLANS

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed 1 year of employment. Eligible employees may contribute up to 75% of their earnings with a maximum of $14,000 for 2005 ($18,000 for employees over 50 years of age) based on the Internal Revenue Service annual contribution limit. The Company will match 25% of the first 4% of the employee's contributions up to 1% of each employee's earnings. Effective January 1, 2006, the Company increased its match to 25% of the first 6% of the employee's contributions up to 1.5% of each employee's earnings. Contributions are invested at the direction of the employee to one or more funds. Company contributions begin to vest after two years, with 100% vesting after five years. Company contributions to the plan were $49,213 in 2005, $46,230 in 2004, and $38,052 in 2003.

(8)      STOCK OPTIONS

         Under the 1995 Incentive Stock Option Plan, (the "Plan"), the Company has granted options to its key employees for up to 520,832 (as adjusted for stock splits) shares of Common Stock. Under this Plan, the exercise price of the option equals the fair market price of the Company's stock on the date of the grant and an option's maximum term is 10 years. Pursuant to the Plan, options for 17,500 shares and 69,700 shares were granted in 2005 and 2004, respectively. No options were granted in 2003 under the Plan. The Plan expired during fiscal 2005, and all options available under the Plan have been issued. Options granted under the Plan continue to be valid until their respective expiration dates.

         A summary of the status of the Company's outstanding stock options as of December 31, 2005, January 1, 2005, and January 3, 2004, and changes during the years ending on those dates is presented below:

                                                     2005                          2004                           2003
                                           ------------------------      ------------------------       ------------------------
                                                          Exercise                      Exercise                       Exercise
                                           Shares (1)     Price (2)      Shares (1)     Price (2)       Shares (1)     Price (2)
                                           ----------     ---------      ----------     ---------       ----------     ---------
Outstanding at beginning of year             506,632         $5.78         476,136         $5.37          476,136         $5.37
Granted                                       17,500          9.00          69,700          8.06               --            --
Excercised                                  (148,904)         4.89         (39,204)         5.12               --            --
Forfeited/Cancelled                          (12,500)         8.87              --            --               --            --
                                            --------                       -------                        -------

Outstanding at year-end                      362,728         $6.19         506,632         $5.78          476,136         $5.37

Options excercisable at year-end             293,468                       427,932                        429,886
Weighted average fair value of
  options granted during the year              $3.35                         $2.71                             --

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(8)      STOCK OPTIONS (CONTINUED)

         The following information applies to fixed stock options outstanding at December 31, 2005:

             Number outstanding (1)                               362,728
             Range of exercise prices                             $4.80 to $9.30
             Weighted-average exercise price                      $6.19
             Weighted-average remaining contractual life          5.03 years

----------
(1) As adjusted for the five-for-four stock splits in June 1997 and July 1998.
(2) Based on the weighted-average exercise price.

(9)      INCOME TAXES

         A summary of income taxes is as follows:

                                             2005          2004          2003
                                           --------      --------     ----------
         Current:
             Federal                       $679,000      $705,000     $  719,000
             State                          155,000       150,000        161,000
         Deferred                           (64,000)       51,000        148,000
                                           --------      --------     ----------

         Total                             $770,000      $906,000     $1,028,000
                                           ========      ========     ==========

         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax liability relate to the following:

                                                          2005           2004
                                                       ---------      ---------
         Depreciation                                  $ 397,000      $ 517,000
         Amortization                                    351,000        298,000
         Inventories, due to additonal cost
             recorded for income tax purposes            (17,000)       (19,000)
         Accounts receivable, due to allowance
             for doubtful accounts                       (51,000)       (56,000)
         Directors' Trust                               (163,000)      (136,000)
         Accrued liabilities, due to expenses not yet
             deductible for income tax purposes          (17,000)       (40,000)
                                                       ---------      ---------
                                                       $ 500,000      $ 564,000
                                                       =========      =========

         The net deferred income tax liability is presented in the balance sheets as follows:

                                            2005         2004
                                         --------     --------
         Current Asset                   $ 85,000     $116,000
         Long-term Liability              585,000      680,000

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(9)      INCOME TAXES (CONTINUED)

         The effective income tax rate varied from the statutory Federal tax rate as follows:

                                              2005       2004      2003
                                              ----       ----      ----
         Federal statutory rate               34.0%      34.0%     34.0%
         State income taxes, net of
             federal income tax benefit        4.1        4.2       4.4
         Other                                (2.0)       1.2       1.3
                                              ----       ----      ----
         Effective income tax rate            36.1%      39.4%     39.7%
                                              ====       ====      ====

         The Internal Revenue Service ("IRS") is currently examining the Company's federal income tax returns for 2003 and 2004. At this time, the IRS has not proposed any adjustments to the returns. As of December 31, 2005, it is not possible to determine if the IRS will have adjustments to the returns that may result in additional tax. If the IRS presents any such adjustments, the Company will determine the financial impact at that time.

 (10)    EARNINGS PER SHARE

         In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                            2005          2004           2003
                                         ----------    ----------     ----------
         Numerator:
           Net income                    $1,364,814    $1,394,698     $1,561,778
                                         ==========    ==========     ==========

         Denominator
           Weighted-average number of
             Common Shares outstanding    2,882,196     2,816,661      2,794,286
           Dilutive effect of stock
             options on net income          116,402       150,126         33,316
                                         ----------    ----------     ----------

                                          2,998,598     2,966,787      2,827,602
                                         ==========    ==========     ==========

         Diluted earnings per share      $     0.46    $     0.47     $     0.55
                                         ==========    ==========     ==========

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(11)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                   First             Second            Third            Fourth
                                  Quarter           Quarter           Quarter           Quarter              Year
                                -----------       -----------       -----------        -----------        -----------
2005
Net Sales                       $12,431,382       $13,275,952       $12,597,173        $12,220,836        $50,525,343
Gross Profit                    $ 2,601,699       $ 2,588,400       $ 2,498,579        $ 2,578,550        $10,267,228
Net Income                      $   418,336       $   241,317       $   347,052        $   358,109        $ 1,364,814
Earnings Per Common Share:
     Basic                      $      0.15       $      0.08       $      0.12        $      0.12        $      0.47
     Diluted                    $      0.14       $      0.08       $      0.12        $      0.12        $      0.46
Average Common
Shares Outstanding:
     Basic                        2,852,270         2,880,102         2,882,788          2,913,625          2,882,196
     Diluted                      2,994,455         3,015,562         2,979,321          3,005,054          2,998,598

                                   First             Second            Third            Fourth
                                  Quarter           Quarter           Quarter           Quarter              Year
                                -----------       -----------       -----------        -----------        -----------
2004
Net Sales                       $12,792,048       $14,320,830       $12,123,515        $11,212,821        $50,449,214
Gross Profit                    $ 2,283,228       $ 2,971,783       $ 2,397,845        $ 2,463,709        $10,116,565
Net Income                      $   200,884       $   538,612       $   295,020        $   360,182        $ 1,394,698
Earnings Per Common Share:
     Basic                      $      0.07       $      0.19       $      0.11        $      0.13        $      0.50
     Diluted                    $      0.07       $      0.18       $      0.10        $      0.12        $      0.47
Average Common
Shares Outstanding:
     Basic                        2,805,963         2,813,699         2,820,107          2,826,876          2,816,661
     Diluted                      2,928,728         2,956,044         2,993,534          2,988,844          2,966,787

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(12)     BUSINESS ACQUISITION

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

         Fleetwood was the Company's largest customer in 2005 and 2004, representing 22.5% and 30.6% of total sales, respectively.

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------

The Board of  Directors
  and Stockholders of
DECORATOR INDUSTRIES, INC.

         The audit referred to in our opinion dated February 11, 2006 on the financial statements as of December 31, 2005 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in Item 15 (a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.

                                           LOUIS PLUNG & COMPANY, LLP
                                           Certified Public Accountants

Pittsburgh, Pennsylvania
February 11, 2006

                           DECORATOR INDUSTRIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

 COLUMN A                     COLUMN B                      COLUMN C                      COLUMN D                   COLUMN E
-----------                  ----------         -------------------------------          ----------                 ----------
                                                    (1)                 (2)
                                                Charged to           Charged to
                             Balance at            Costs               Other                                        Balance at
                             Beginning              And               Accounts           Deductions                    End
Description                  of Period           Expenses            Described           Described                  of Period
-----------                  ----------         ----------           ----------          ----------                 ----------
DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

                 2005        $144,077              30,000                    0             42,387 (A)               $ 131,690
                 2004        $200,598                   0                    0             56,521 (A)               $ 144,077
                 2003        $202,933              40,000                    0             42,335 (A)               $ 200,598

(A) Write-off bad debts


ALLOWANCE FOR SALES
RETURNS

                 2005        $ 30,000              23,663                    0                  0                    $ 53,663
                 2004        $ 44,000             (14,000)                   0                  0                    $ 30,000
                 2003        $ 54,000             (10,000)                   0                  0                    $ 44,000