Form 10-Q
period 2006-04-01
DECORATOR INDUSTRIES INC
filed 2006-05-15
CIK 27613

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                    FORM 10-Q
                                _______________

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2006

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-7753

                                _______________

                           DECORATOR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)
                                _______________


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Title of each class                          Outstanding at May 15, 2006
        -------------------                          ---------------------------
Common Stock, Par Value $.20 Per Share                        2,982,390

================================================================================

                           PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

                                                                      April 1,     December 31,
                                                                        2006          2005
                                                                     -----------   -----------
                                                                     (UNAUDITED)
                     ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents                                       $   820,415   $   490,377
     Accounts Receivable, less allowance for
        doubtful accounts ($131,690 and $131,690)                      5,238,902     4,574,415
     Inventories                                                       5,928,112     5,800,553
     Other Current Assets                                                431,453       311,603
                                                                     -----------   -----------
TOTAL CURRENT ASSETS                                                  12,418,882    11,176,948
                                                                     -----------   -----------

Property and Equipment
     Land, Buildings & Improvements                                    7,253,929     7,253,742
     Machinery, Equipment, Furniture & Fixtures                        6,731,451     6,604,629
                                                                     -----------   -----------
Total Property and Equipment                                          13,985,380    13,858,371
     Less: Accumulated Depreciation and Amortization                   6,607,898     6,426,548
                                                                     -----------   -----------
Net Property and Equipment                                             7,377,482     7,431,823
                                                                     -----------   -----------

Goodwill, less accumulated Amortization of $1,348,569                  2,731,717     2,731,717
Identifiable intangible asset, less accumulated Amortization
     of $1,421,713 and $1,259,713                                      2,473,278     2,635,278
Other Assets                                                             508,503       318,599
                                                                     -----------   -----------

TOTAL ASSETS                                                         $25,509,862   $24,294,365
                                                                     ===========   ===========


        LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                $ 3,406,267   $ 3,075,795
     Current Maturities of Long-term Debt                                217,080       211,800
     Accrued Expenses:
        Income Taxes                                                     226,624            --
        Compensation                                                     663,542       944,109
        Other                                                          1,225,149       852,895
                                                                     -----------   -----------
TOTAL CURRENT LIABILITIES                                              5,738,662     5,084,599
                                                                     -----------   -----------

Long-Term Debt                                                         1,486,607     1,536,754
Deferred Income Taxes                                                    600,000       585,000
                                                                     -----------   -----------
TOTAL LIABILITIES                                                      7,825,269     7,206,353
                                                                     -----------   -----------

Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,628,053 and 4,574,490                           925,611       914,898
     Paid-in Capital                                                   1,731,614     1,616,843
     Retained Earnings                                                23,110,577    22,651,391
                                                                     -----------   -----------
                                                                      25,767,802    25,183,132
     Less: Treasury stock, at cost: 1,645,663 and 1,648,088 shares     8,083,209     8,095,120
                                                                     -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                            17,684,593    17,088,012
                                                                     -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $25,509,862   $24,294,365
                                                                     ===========   ===========

The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                                                     For the Thirteen Weeks Ended
                                                                    ----------------------------------------------------------
                                                                          April 1, 2006                     April 2, 2005
                                                                    ------------------------         -------------------------
       Net Sales                                                    $ 14,662,315      100.00%        $ 12,431,382       100.00%
       Cost of Products Sold                                          11,704,497       79.83%           9,829,683        79.07%
                                                                    ------------                     ------------
       Gross Profit                                                    2,957,818       20.17%           2,601,699        20.93%

       Selling and Administrative Expenses                             2,097,304       14.30%           1,943,457        15.63%
                                                                    ------------                     ------------
       Operating Income                                                  860,514        5.87%             658,242         5.30%

       Other Income (Expense)
            Interest, Investment, and                                     31,212        0.21%              17,293         0.14%
               Other Income
            Interest Expense                                             (18,766)      -0.13%             (22,199)       -0.18%
                                                                    ------------                     ------------
       Earnings Before Income Taxes                                      872,960        5.95%             653,336         5.26%
       Provision for Income Taxes                                        325,000        2.21%             235,000         1.89%
                                                                    ------------                     ------------

       NET INCOME                                                   $    547,960        3.74%        $    418,336         3.37%
                                                                    ============                     ============


       EARNINGS PER SHARE
            BASIC                                                   $       0.19                     $       0.15
                                                                    ============                     ============
            DILUTED                                                 $       0.18                     $       0.14
                                                                    ============                     ============

       Weighted Average Number of Shares Outstanding
            Basic                                                      2,950,508                        2,852,270
            Diluted                                                    3,002,687                        2,994,455






The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      For the Thirteen Weeks Ended
                                                       --------------------------
                                                      April 1, 2006  April 2, 2005
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                          $   547,960    $   418,336
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
      Depreciation and Amortization                        353,214        365,332
      Provision for Losses on Accounts Receivable               --          5,000
      Deferred Taxes                                        20,000        (32,000)
      Stock-Based Compensation                              17,152             --
      (Gain)/Loss on Disposal of Assets                       (720)         5,707
   Increase/(Decrease) from Changes in:
      Accounts Receivable                                 (665,487)      (999,638)
      Inventories                                         (127,559)        48,937
      Prepaid Expenses                                    (124,850)        25,756
      Other Assets                                        (189,904)         1,806
      Accounts Payable                                     330,472        389,897
      Accrued Expenses                                     318,811       (138,979)
                                                       -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  479,089         90,154
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid for acquisitions                               --     (1,067,472)
   Capital Expenditures                                   (138,553)       (50,847)
   Proceeds from Property Dispositions                       2,900            700
                                                       -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                     (135,653)    (1,117,619)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                 (44,867)       (42,554)
   Dividend Payments                                       (88,774)       (85,920)
   Change in Checks Issued but Not Yet Presented                --        562,217
   Proceeds from Exercise of Stock Options                  99,993        100,003
   Net Borrowings under Line-of-Credit Agreement                --         73,324
   Issuance of Stock for Directors Trust                    20,250         17,500
                                                       -----------    -----------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES        (13,398)       624,570

Net Increase/(Decrease) in Cash and Cash Equivalents       330,038       (402,895)
Cash and Cash Equivalents at Beginning of Year             490,377        730,539
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   820,415    $   327,644
                                                       ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                         $    16,083    $    59,398
      Income Taxes                                     $        --    $    19,923


The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED APRIL 1, 2006 AND APRIL 2, 2005
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of April 1, 2006, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended April 1, 2006 and April 2, 2005.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the thirteen week periods ended April 1, 2006 and April 2, 2005 are not necessarily indicative of operating results for the full year.

NOTE 3.           INVENTORIES

         Inventories at April 1, 2006 and December 31, 2005 consisted of the following:

                                    April 1, 2006      December 31, 2005
                                     -----------         -------------
Raw Material and Supplies            $ 5,131,838         $   4,982,121
In Process and Finished Goods            796,274               818,432
                                     -----------         -------------
Total Inventory                      $ 5,928,112         $   5,800,553
                                     ===========         =============

NOTE 4.           EARNINGS PER SHARE

       Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                     For the Thirteen Weeks Ended
                                     April 1, 2006  April 2, 2005
                                     ------------   -------------
Numerator:
   Net income                        $    547,960   $     418,336
                                     ============   =============
Denominator:
   Weighted-average number of
       common shares outstanding        2,950,508       2,852,270

   Dilutive effect of
       stock options on net income         52,179         142,185
                                     ------------   -------------

                                        3,002,687       2,994,455
                                     ============   =============

   Diluted earnings per share:       $       0.18   $        0.14
                                     ============   =============

NOTE 5.           STOCK BASED EMPLOYEE COMPENSATION

       In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share Based Payment" ("SFAS No. 123(R))". This standard revised the original SFAS No. 123 by requiring the expensing of stock options. The Company began recording the expense of stock options in its financial statements effective January 1, 2006. For fiscal years 2005 and prior, the Company used the original provisions of SFAS No. 123. The Company assumes no tax benefit under SFAS 123(R), as all of its stock options qualify as incentive stock options, and do not qualify for a tax deduction unless there is a disqualifying disposition.

       In accordance with the previous provisions of SFAS No. 123, the Company followed the intrinsic value based method of accounting as prescribed by APB 25, "Accounting for Stock Issued to Employees", for its stock-based compensation. Accordingly, no compensation cost was recognized prior to December 31, 2005.

       At April 1, 2006, the Company had options outstanding under one fixed stock option plan. If the Company had elected to recognize compensation expense in prior years for options granted based on their fair values at the grant dates, consistent with SFAS No. 123(R), net income and earnings per share would have been reported as follows:



                                              First        First
                                             Quarter      Quarter
                                              2006          2005
                                          -----------   -----------

Net Income, as reported                   $   547,960   $   418,336

Deduct: value of stock-based employee
   compensation earned but not recorded
   in the Statements of Earnings                   --       (20,272)
                                          -----------   -----------

Pro forma net income                      $   547,960   $   398,064
                                          ===========   ===========

Earnings per share:

     Basic: as reported                   $      0.19   $      0.15
     Basic: pro forma                     $      0.19   $      0.14

     Diluted: as reported                 $      0.18   $      0.14
     Diluted: pro forma                   $      0.18   $      0.13

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


FINANCIAL CONDITION

The Company's financial ratios changed as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 7.75%


                                         April 1, 2006         December 31, 2005
                                         -------------         -----------------
      Current Ratio                          2.16:1                  2.20:1
      Quick Ratio                            1.13:1                  1.06:1
      LT Debt to Total Capital                 7.75%                   8.25%
      Working Capital                    $6,680,220              $6,092,349


At April 1, 2006, the Company had no outstanding borrowings on its line of credit. The Company expects to use its line of credit in 2006.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Days sales outstanding in accounts receivable were 31.6 days at April 1, 2006 compared to 31.8 days at April 2, 2005. Net accounts receivable increased by $779,590 and inventories increased by $863,398 from April 2, 2005 to April 1, 2006, which is due to the increase in sales for the thirteen weeks ended April 1, 2006 when compared to the same period of the prior year.

Capital expenditures were $138,553 for the quarter ended April 1, 2006, compared to $50,847 for the same period of the prior year. The major reason for this increase was increased expenditures in the current period for the implementation of the Company's new financial software platform.

Management does not foresee any events which will adversely affect its liquidity during 2006.


SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the thirteen week periods ended April 1, 2006 and April 2, 2005:


 (dollars in thousands)
                                         For the Thirteen Weeks Ended
                                   April 1, 2006               April 2, 2005
                           --------------------------    -----------------------
                                Net           % of           Net          % of
                               Sales         total          Sales        total
                           --------------  ----------    ------------  ---------
  Recreational Vehicle     $       9,127          62%    $      7,291        59%
  Manufactured Housing             2,808          19%           2,457        20%
  Hospitality                      2,727          19%           2,683        21%
                           -------------   ---------     ------------  ---------

  Total Net Sales          $      14,662         100%    $     12,431       100%
                           =============                 ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)


RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED APRIL 1, 2006, (FIRST QUARTER 2006) COMPARED TO THIRTEEN WEEK PERIOD ENDED APRIL 2, 2005, (FIRST QUARTER 2005)

The following table shows a comparison of the results of operations between First Quarter 2006 and First Quarter 2005:


                                            First Quarter       %       First Quarter      %           $ Increase
                                                2006        of Sales        2005        of Sales       (Decrease)       % Change
                                            ------------    --------    ------------   ---------      ------------      ---------

Net Sales                                   $ 14,662,315         100%   $ 12,431,382        100%      $  2,230,933       17.9%
Cost of Products Sold                         11,704,497        79.8%      9,829,683       79.1%         1,874,814       19.1%
                                            ------------    --------    ------------   --------       ------------
Gross Profit                                   2,957,818        20.2%      2,601,699       20.9%           356,119       13.7%

Selling and Administrative Expenses            2,097,304        14.3%      1,943,457       15.6%           153,847        7.9%
                                            ------------    ---------   ------------    -------       ------------
Operating Income                                 860,514         5.9%        658,242        5.3%           202,272       30.7%

Other Income (Expense)
     Interest, Investment and
        Other Income                              31,212         0.2%         17,293        0.2%            13,919       80.5%
     Interest Expense                            (18,766)       -0.2%        (22,199)      -0.2%             3,433      -15.5%
                                            ------------    ---------   ------------    -------       ------------
Earnings Before Income Taxes                     872,960         5.9%        653,336        5.3%           219,624       33.6%
Provision for Income Taxes                       325,000         2.2%        235,000        1.9%            90,000       38.3%
                                            ------------    ---------   ------------    -------       ------------

NET INCOME                                  $    547,960         3.7%   $    418,336        3.4%      $    129,624       31.0%
                                            ============    ========    ============    =======       ============





Net sales for the First Quarter 2006 were $14,662,315, compared to $12,431,382 for the same period in the previous year, a 17.9% increase. This increase resulted from additional sales volume during First Quarter 2006 when compared to the same period of the prior year. Sales to the Company's recreational vehicle customers increased 25.2% in First Quarter 2006 when compared to the same period of the prior year. Approximately 12% of the Company's sales to its recreational vehicle customers were for Emergency Living Units ("ELU's"), compared to 14% in the fourth quarter of 2005. Without the ELU's, recreational vehicle sales would have increased approximately 10% over the First Quarter 2005. The recreational vehicle industry reported a 15.2% increase in shipments during the First Quarter 2006 compared to the same period of the prior year (excluding ELU's). The Company does not believe that the balance of 2006 will benefit from the further production of ELU's. Sales to the Company's manufactured housing customers increased 14.3% in First Quarter 2006 when compared to the same period of the prior year. The manufactured housing industry increased shipments by 9.4% over the same period. The Company believes that a portion of the increased manufactured housing sales is attributable to the rebuilding efforts from the 2005 Gulf Coast hurricanes. Sales to the Company's hospitality customers increased 1.6%.

Cost of products sold increased to 79.8% in the First Quarter 2006 compared to 79.1% a year ago. The major reasons for the increase in this percentage was an increase in the percentage of raw material costs to sales, partially offset by a decrease in the percentage of labor costs to sales and a lower percentage for factory overhead due to fixed expenses being spread over a higher sales volume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Selling and administrative expenses were $2,097,304 in the First Quarter 2006 versus $1,943,457 in the First Quarter 2005. The increase was mostly due to administrative salaries and other payroll related costs. The percentage of selling and administrative expenses to net sales decreased from 15.6% to 14.3% as fixed expenses were spread over a higher sales volume.

Interest expense decreased to $18,766 in the First Quarter 2006 from $22,199 in the First Quarter 2005, due to less outstanding debt during the First Quarter 2006, partially offset by the effect of higher interest rates on the Company's variable rate obligations

Net income increased to $547,960, or 31.0%, in the First Quarter of 2006 compared to $418,336 in the First Quarter of 2005. This increase is the result of higher sales. Diluted earnings per share increased from $0.14 per share during the First Quarter 2005 to $0.18 per share during the First Quarter 2006.


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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the first quarters of fiscal 2006 and 2005:

                                   For the Thirteen Weeks Ended
                                  April 1, 2006    April 2, 2005
                                  -------------    -------------
Net Income                        $     547,960    $     418,336

Add:
     Interest                            18,766           22,199
     Taxes                              325,000          235,000
     Depreciation & Amortiztion         353,214          365,332
     (Gain)/Loss on Disposal               (720)           5,707
                                  -------------    -------------

EBITDA                            $   1,244,220    $   1,046,574
                                  =============    =============

Item 4.  Controls and Procedures.

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 1, 2006 and have concluded that they were adequate and effective.

(b) During the most recent fiscal quarter, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                           PART II - OTHER INFORMATION


Item 6.   Exhibits

31.1  -  Certification of Chief Executive Officer and President

31.2  -  Certification of Chief Financial Officer

32  -  Certificate required by 18 U.S.C. ss.1350.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DECORATOR INDUSTRIES, INC.
                                        (Registrant)



Date: May 15, 2006               By: /s/ William A. Bassett
                                     ------------------------------------------
                                     William A. Bassett, Chief Executive Officer
                                     and President


Date: May 15, 2006               By: /s/ Michael K. Solomon
                                     ------------------------------------------
                                     Michael K. Solomon, Chief Financial Officer