Form 10-Q
period 2006-07-01
DECORATOR INDUSTRIES INC
filed 2006-08-14
CIK 27613

7===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2006

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


                                 (954) 436-8909
               --------------------------------------------------
               Registrant's telephone number, including area code


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Title of each class                       Outstanding at August 14, 2006
--------------------------------------            ------------------------------
Common Stock, Par Value $.20 Per Share                   2,995,815 shares

================================================================================

                           PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.


                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

                                                                          July 1,      December 31,
                                                                           2006            2005
                                                                       -----------     -----------
                                                                       (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
     Cash and Cash Equivalents                                         $   587,114     $   490,377
     Accounts Receivable, less allowance for
        doubtful accounts ($148,338 and $131,690)                        5,726,759       4,574,415
     Inventories                                                         6,647,701       5,800,553
     Other Current Assets                                                  594,072         311,603
                                                                       -----------     -----------
TOTAL CURRENT ASSETS                                                    13,555,646      11,176,948
                                                                       -----------     -----------
Property and Equipment
     Land, Buildings & Improvements                                      7,639,277       7,253,742
     Machinery, Equipment, Furniture & Fixtures                          6,854,317       6,604,629
                                                                       -----------     -----------
Total Property and Equipment                                            14,493,594      13,858,371
     Less: Accumulated Depreciation and Amortization                     6,772,868       6,426,548
                                                                       -----------     -----------
Net Property and Equipment                                               7,720,726       7,431,823
                                                                       -----------     -----------
Goodwill, less accumulated Amortization of $1,348,569                    2,731,717       2,731,717
Identifiable intangible asset, less accumulated Amortization
     of $1,583,713 and $1,259,713                                        2,311,278       2,635,278
Other Assets                                                               818,178         318,599
                                                                       -----------     -----------
TOTAL ASSETS                                                           $27,137,545     $24,294,365
                                                                       ===========     ===========


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                  $ 4,159,195     $ 3,075,795
     Current Maturities of Long-term Debt                                  217,363         211,800
     Accrued Expenses:
        Income Taxes                                                       145,173              --
        Compensation                                                       868,580         944,109
        Other                                                            1,708,896         852,895
                                                                       -----------     -----------
TOTAL CURRENT LIABILITIES                                                7,099,207       5,084,599
                                                                       -----------     -----------
Long-Term Debt                                                           1,451,232       1,536,754
Deferred Income Taxes                                                      584,000         585,000
                                                                       -----------     -----------
TOTAL LIABILITIES                                                        9,134,439       7,206,353
                                                                       -----------     -----------
Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,628,053 and 4,574,490                             925,611         914,898
     Paid-in Capital                                                     1,761,116       1,616,843
     Retained Earnings                                                  23,333,647      22,651,391
                                                                       -----------     -----------
                                                                        26,020,374      25,183,132
     Less: Treasury stock, at cost: 1,632,238 and 1,648,088 shares       8,017,268       8,095,120
                                                                       -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                              18,003,106      17,088,012
                                                                       -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $27,137,545     $24,294,365
                                                                       ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                            For the Thirteen Weeks Ended                  For the Twenty-Six Weeks Ended
                                    -------------------------------------------    --------------------------------------------
                                           July 1,                July 2,                 July 1,                 July 2,
                                            2006                   2005                    2006                    2005
                                    --------------------    -------------------    --------------------    --------------------
Net Sales                           $ 14,478,669   100.0%   $13,275,952   100.0%   $ 29,140,984   100.0%   $ 25,707,334   100.0%
Cost of Products Sold                 11,745,484    81.1%    10,687,552    80.5%     23,449,981    80.5%     20,517,235    79.8%
                                    ------------            -----------             -----------            ------------
Gross Profit                           2,733,185    18.9%     2,588,400    19.5%      5,691,003    19.5%      5,190,099    20.2%

Selling and Administrative
   Expenses                            2,243,365    15.5%     2,202,951    16.6%      4,340,669    14.9%      4,146,408    16.1%
                                    ------------            -----------             -----------            ------------
Operating Income                         489,820     3.4%       385,449     2.9%      1,350,334     4.6%      1,043,691     4.1%

Other Income (Expense)
     Interest, Investment and
         Other Income                     26,915     0.2%        22,866     0.2%         58,127     0.2%         40,159     0.2%
     Interest Expense                    (19,043)   -0.2%       (18,998)   -0.2%        (37,809)   -0.1%        (41,197)   -0.2%
                                    ------------            -----------             -----------            ------------
Earnings Before Income Taxes             497,692     3.4%       389,317     2.9%      1,370,652     4.7%      1,042,653     4.1%
Provision for Income Taxes               185,000     1.2%       148,000     1.1%        510,000     1.7%        383,000     1.5%
                                    ------------            -----------             -----------            ------------

NET INCOME                          $    312,692     2.2%   $   241,317     1.8%    $   860,652     3.0%   $    659,653     2.6%
                                    ============            ===========             ===========            ============


EARNINGS PER SHARE
     BASIC                          $       0.10            $      0.08             $      0.29            $       0.23
                                    ============            ===========             ===========            ============

     DILUTED                        $       0.10            $      0.08             $      0.28            $       0.22
                                    ============            ===========             ===========            ============

Weighted Average Number of Shares
     Outstanding
     Basic                             2,985,524              2,880,102               2,968,016               2,866,186
     Diluted                           3,040,076              3,015,562               3,021,382               3,005,009



    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        For the Twenty-six Weeks Ended
                                                         ----------------------------
                                                           July 1,           July 2,
                                                             2006             2005
                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                           $   860,652      $   659,653
    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
       Depreciation and Amortization                         706,466          733,110
       Provision for Losses on Accounts Receivable            16,563            8,000
       Deferred Taxes                                          4,000          (86,000)
       Stock-Based Compensation                               27,885               --
       (Gain)/Loss on Disposal of Assets                        (725)         160,622
    Increase/(Decrease) from Changes in:
       Accounts Receivable                                (1,169,907)      (1,754,591)
       Inventories                                          (847,148)        (199,402)
       Prepaid Expenses                                     (287,469)          69,953
       Other Assets                                         (499,579)         (64,435)
       Accounts Payable                                    1,083,400          867,597
       Accrued Expenses                                      926,145           24,493
                                                         -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    820,283          419,000
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisitions                                --       (1,067,472)
    Capital Expenditures                                    (673,344)        (222,627)
    Proceeds from Property Dispositions                        3,200           69,600
                                                         -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                       (670,144)      (1,220,499)
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term Debt Payments                                  (98,959)         (85,164)
    Dividend Payments                                       (178,396)        (172,315)
    Change in Checks Issued but Not Yet Presented                 --          571,642
    Proceeds from Exercise of Stock Options                  164,453          100,003
    Net Borrowings under Line-of-Credit Agreement             19,000               --
    Issuance of Stock for Directors Trust                     40,500           33,500
                                                         -----------      -----------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES          (53,402)         447,666

Net Increase/(Decrease) in Cash and Cash Equivalents          96,737         (353,833)
Cash and Cash Equivalents at Beginning of Year               490,377          730,539
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   587,114      $   376,706
                                                         ===========      ===========

Supplemental Disclosures of Cash Flow Information:
    Cash Paid for:
       Interest                                          $    32,543      $    75,568
       Income Taxes                                      $   282,451      $   186,372



    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              TWENTY-SIX WEEKS ENDED JULY 1, 2006 AND JULY 2, 2005
                                   (UNAUDITED)


NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of July 1, 2006, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended July 1, 2006 and July 2, 2005.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the twenty-six week periods ended July 1, 2006 and July 2, 2005 are not necessarily indicative of operating results for the full year.

NOTE 3.     INVENTORIES

            Inventories at July 1, 2006 and December 31, 2005 consisted of the following:

                                               July 1,             December 31,
                                                2006                  2005
                                             -----------          -----------
      Raw Material and Supplies              $ 6,154,989          $ 4,982,121
      In Process and Finished Goods              492,712              818,432
                                             -----------          -----------
      Total Inventory                        $ 6,647,701          $ 5,800,553
                                             ===========          ===========


NOTE 4.     EARNINGS PER SHARE

            Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                     For the Thirteen Weeks Ended          For the Twenty-Six Weeks Ended
                                     -----------------------------         -----------------------------
                                       July 1,            July 2,            July 1,            July 2,
                                        2006               2005               2006               2005
                                     ----------         ----------         ----------         ----------
Numerator:
   Net income                        $  312,692         $  241,317         $  860,652         $  659,653
                                     ==========         ==========         ==========         ==========
Denominator:
   Weighted-average number of
       common shares outstanding      2,985,524          2,880,102          2,968,016          2,866,186

   Dilutive effect of
       stock options on net income       54,552            135,460             53,366            138,823
                                     ----------         ----------         ----------         ----------

                                      3,040,076          3,015,562          3,021,382          3,005,009
                                     ==========         ==========         ==========         ==========

   Diluted earnings per share:       $     0.10         $     0.08         $     0.28         $     0.22
                                     ==========         ==========         ==========         ==========

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

            At July 1, 2006, the Company had options outstanding under one fixed stock option plan. If the Company had elected to recognize compensation expense in prior years for options granted based on their fair values at the grant dates, consistent with SFAS No. 123(R), net income and earnings per share would have been reported as follows:

                                            For the thirteen weeks ended       For the twenty-six weeks ended
                                            -----------------------------      -----------------------------
                                               July 1,           July 2,          July 1,           July 2,
                                                2006              2005             2006              2005
                                            -----------       -----------      -----------       -----------
Net Income, as reported                     $   312,692       $   241,317      $   860,652       $   659,653

Deduct: value of stock-based employee
   compensation earned but not recorded
   in the Statements of Earnings                     --           (16,988)              --           (37,260)
                                            -----------       -----------      -----------       -----------
Pro forma net income                        $   312,692       $   224,329      $   860,652       $   622,393
                                            ===========       ===========      ===========       ===========

Earnings per share:

     Basic: as reported                     $      0.10       $      0.08      $      0.29       $      0.23
     Basic: pro forma                       $      0.10       $      0.08      $      0.29       $      0.22

     Diluted: as reported                   $      0.10       $      0.08      $      0.28       $      0.22
     Diluted: pro forma                     $      0.10       $      0.07      $      0.28       $      0.21

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


FINANCIAL CONDITION

The Company's financial ratios changed as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 7.46%


                                                 July 1,          December 31,
                                                  2006               2005
                                              ------------       ------------
          Current Ratio                         1.91:1             2.20:1
          Quick Ratio                           0.97:1             1.06:1
          LT Debt to Total Capital              7.46%              8.25%
          Working Capital                     $6,456,439         $6,092,349


In May 2006, the Company entered into a new line-of-credit agreement with Wachovia Bank. This agreement replaces the previous agreement that the Company had with Washington Mutual Bank. The agreement with Wachovia provides for a revolving line of credit of up to $5,000,000, and expires in June 2009. The terms and conditions of the new line are similar to the previous line-of-credit. In addition, the Company may borrow an additional $1,000,000 up until June 30, 2007 as a term loan with a thirty-six month amortization. At July 1, 2006, the Company had $19,000 in outstanding borrowings on its line of credit. The Company expects to use its line-of-credit from time to time throughout 2006.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Days sales outstanding in accounts receivable were 35.1 days at July 1, 2006 compared to 34.8 days at July 2, 2005. Net accounts receivable increased by $515,494 from July 2, 2005 to July 1, 2006, which is due to the increase in sales for the thirteen weeks ended July 1, 2006 when compared to the same period of the prior year. Inventories increased by $1,334,648 for the same period. The inventory increase is attributable to both the increased sales levels and to excess inventories which management expects to reduce by year-end.

Capital expenditures were $673,344 for the twenty-six weeks ended July 1, 2006, compared to $222,627 for the same period of the prior year. The major reason for this increase was $379,819 in expenditures in the current year to purchase a building previously leased by the Company's Red Bay, Alabama operation. Capital spending for the balance of 2006 is projected to exceed $2,000,000. Included in this total is a new Company owned property to replace the current leased facility in Abbotsford, Wisconsin and an expansion of the Red Bay, Alabama facility.

Management does not foresee any events which will adversely affect its liquidity during 2006.


SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the thirteen and twenty-six week periods ended July 1, 2006 and July 2, 2005:


   (dollars in thousands)
                                         For the Thirteen Weeks Ended                         For the Twenty-Six Weeks Ended
                               ------------------------------------------------        --------------------------------------------
                                      July 1,                      July 2,                   July 1,                  July 2,
                                       2006                         2005                      2006                     2005
                               --------------------          ------------------        -------------------      -------------------
                                 Net           % of            Net       % of            Net        % of          Net         % of
                                Sales         total           Sales      total          Sales       total        Sales        total
                               -------       ------          -------     ------        --------    -------      --------     ------
Recreational Vehicle           $ 8,250          57%          $ 7,060        53%        $ 17,377        60%      $ 14,351        56%
Manufactured Housing             2,542          18%            2,671        20%           5,350        18%         5,128        20%
Hospitality                      3,687          25%            3,545        27%           6,414        22%         6,228        24%
                               -------       ------          -------     ------        --------    -------      --------     ------

Total Net Sales               $ 14,479         100%          $13,276       100%        $ 29,141       100%      $ 25,707       100%
                              ========                       =======                   ========                 ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)


RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED JULY 1, 2006, (SECOND QUARTER 2006) COMPARED TO THIRTEEN WEEK PERIOD ENDED JULY 2, 2005, (SECOND QUARTER 2005)

The following table shows a comparison of the results of operations between Second Quarter 2006 and Second Quarter 2005:

                                                Second Quarter     %          Second Quarter      %           $ Increase
                                                    2006        of Sales           2005        of Sales       (Decrease)  % Change
                                                ------------    --------       ------------    --------       ----------  --------
Net Sales                                       $ 14,478,669      100%        $ 13,275,952       100%      $1,202,717      9.1%
Cost of Products Sold                             11,745,484     81.1%          10,687,552      80.5%       1,057,932      9.9%
                                                ------------    ------         ------------    ------       ----------
Gross Profit                                       2,733,185     18.9%           2,588,400      19.5%         144,785      5.6%

Selling and Administrative Expenses                2,243,365     15.5%           2,202,951      16.6%          40,414      1.8%
                                                ------------   ------         ------------    ------       ----------
Operating Income                                     489,820      3.4%             385,449       2.9%         104,371     27.1%

Other Income (Expense)
     Interest, Investment and
        Other Income                                  26,915      0.2%              22,866       0.2%           4,049     17.7%
     Interest Expense                                (19,043)    -0.2%             (18,998)     -0.2%             (45)     0.2%
                                                ------------   ------         ------------    ------       ----------
Earnings Before Income Taxes                         497,692      3.4%             389,317       2.9%         108,375     27.8%
Provision for Income Taxes                           185,000      1.2%             148,000       1.1%          37,000     25.0%
                                                ------------   ------         ------------    ------       ----------

NET INCOME                                      $    312,692      2.2%        $    241,317       1.8%      $   71,375     29.6%
                                                ============   ======         ============    ======       ==========



Net sales for the Second Quarter 2006 were $14,478,669, compared to $13,275,952 for the same period in the previous year, a 9.1% increase. Sales to the Company's recreational vehicle customers increased 16.9% in Second Quarter 2006 when compared to the same period of the prior year. The recreational vehicle industry reported a 13.5% increase in shipments during the Second Quarter 2006 compared to the same period of the prior year. Sales to the Company's manufactured housing customers decreased 4.8% in the Second Quarter 2006 when compared to the same period of the prior year. The manufactured housing industry decreased shipments by 5.2% over the same period. Sales to the Company's hospitality customers increased 4.0%.

Cost of products sold increased to 81.1% in the Second Quarter 2006 compared to 80.5% a year ago. The major reason for the increase in this percentage was due to an increase in inventory reserves and higher costs of some materials, partially offset by a decrease in the percentage of labor costs to sales and a lower percentage for factory overhead due to fixed expenses being spread over a higher sales volume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Selling and administrative expenses were $2,243,365 in the Second Quarter 2006 versus $2,202,951 in the Second Quarter 2005. The Second Quarter 2005 included a pre-tax charge of $165,647 resulting from the Company's decision to convert its financial systems to a different software platform. Without this charge, selling and administrative expenses would have increased by $206,061. Higher salaries and wages and performance bonus accruals, computer implementation costs, and the recognition of stock option expense (non-cash) were the major factors contributing to this increase. The percentage of selling and administrative expenses to net sales decreased from 16.6% to 15.5% as fixed expenses were spread over a higher sales volume.

Interest expense was $19,043 in the Second Quarter 2006 compared to $18,998 in the Second Quarter 2005. Higher interest rates on the Company's variable rate obligations in 2006 were offset by less outstanding debt during the Second Quarter 2006.

Net income was $312,692, in the Second Quarter of 2006 compared to $241,317 in the Second Quarter 2005, an increase of 29.6%. Without the software conversion charge in 2005, net income would have been approximately $340,000 for the Second Quarter 2005. Comparative net income in the Second Quarter 2006 was lower due to higher cost of goods sold and increases in administrative costs. Diluted earnings per share increased from $0.08 during the Second Quarter 2005 to $0.10 during the Second Quarter 2006.

TWENTY-SIX WEEK PERIOD ENDED JULY 1, 2006, (FIRST SIX MONTHS 2006) COMPARED TO TWENTY-SIX WEEK PERIOD ENDED JULY 2, 2005, (FIRST SIX MONTHS 2005)

The following table shows a comparison of the results of operations between First Six Months 2006 and First Six Months 2005:

                                               First                        First
                                            Six Months       %            Six Months        %             $ Increase
                                               2006       of Sales           2005        of Sales         (Decrease)      % Change
                                           ------------   --------       ------------    --------         -----------     --------
Net Sales                                  $ 29,140,984      100%        $ 25,707,334       100%          $ 3,433,650      13.4%
Cost of Products Sold                        23,449,981     80.5%          20,517,235      79.8%            2,932,746      14.3%
                                           ------------   ------         ------------    ------           -----------
Gross Profit                                  5,691,003     19.5%           5,190,099      20.2%              500,904       9.7%

Selling and Administrative Expenses           4,340,669     14.9%           4,146,408      16.1%              194,261       4.7%
                                           ------------   ------         ------------    ------           -----------
Operating Income                              1,350,334      4.6%           1,043,691       4.1%              306,643      29.4%

Other Income (Expense)
     Interest, Investment and
        Other Income                             58,127      0.2%              40,159       0.2%               17,968      44.7%
     Interest Expense                           (37,809)    -0.1%             (41,197)     -0.2%                3,388      -8.2%
                                           ------------   ------         ------------    ------           -----------
Earnings Before Income Taxes                  1,370,652      4.7%           1,042,653       4.1%              327,999      31.5%
Provision for Income Taxes                      510,000      1.7%             383,000       1.5%              127,000      33.2%
                                           ------------   ------         ------------    ------           -----------

NET INCOME                                 $    860,652      3.0%        $    659,653       2.6%          $   200,999      30.5%
                                           ============   ======         ============    ======           ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net sales for the First Six Months 2006 were $29,140,984, compared to $25,707,334 for the same period in the previous year, a 13.4% increase. Sales to the Company's recreational vehicle customers increased 21.1% in the First Six Months 2006 when compared to the same period of the prior year. The recreational vehicle industry reported a 14.3% increase in shipments during the first half of 2006 compared to the same period of the prior year. Sales to the Company's manufactured housing customers increased 4.3% in the First Six Months 2006 when compared to the same period of the prior year. The manufactured housing industry increased shipments by 1.7% over the same period. The Company believes that a portion of the increased industry manufactured housing sales is attributable to the rebuilding efforts from the 2005 Gulf Coast hurricanes, and that without these additional units, year to date industry production may have decreased. The Company does not benefit from the production of FEMA units in the manufactured housing market. Sales to the Company's hospitality customers increased 3.0%.

Cost of products sold increased to 80.5% in the First Six Months 2006 compared to 79.8% a year ago. The major reason for the increase in this percentage was an increase in inventory reserves and higher costs of some materials, partially offset by a decrease in the percentage of labor costs to sales and a lower percentage for factory overhead due to fixed expenses being spread over a higher sales volume.

Selling and administrative expenses were $4,340,669 in the First Six Months 2006 versus $4,146,408 in the First Six Months 2005. The First Six Months 2005 included a pre-tax charge of $165,647 resulting from the Company's decision to convert its financial systems to a different software platform. Without this charge, selling and administrative expenses would have increased by $359,908. Higher salaries and wages and performance bonus accruals, computer implementation costs, and the recognition of stock option expense (non-cash) were the major factors contributing to this increase. The percentage of selling and administrative expenses to net sales decreased from 16.1% to 14.9% as fixed expenses were spread over a higher sales volume.

Interest expense decreased to $37,809 in the First Six Months 2006 from $41,197 in the First Six Months 2005, due to less outstanding debt during the First Six Months 2006, partially offset by the effect of higher interest rates on the Company's variable rate obligations

Net income was $860,652 in the First Six Months of 2006 compared to $659,653 in the First Six Months of 2005, an increase of 30.5%. This increase is the result of higher sales in 2006 and the effect of the $165,647 pre-tax charge in the Second Quarter 2005 for the software conversion. Diluted earnings per share increased from $0.22 during the First Six Months 2005 to $0.28 during the First Six Months 2006.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the thirteen and twenty-six week periods ended July 1, 2006 and July 2, 2005:

                                                          For the Thirteen Weeks Ended              For the Twenty-Six Weeks Ended
                                                        -------------------------------           ---------------------------------
                                                          July 1,              July 2,              July 1,                July 2,
                                                           2006                 2005                 2006                   2005
                                                        ----------           ----------           -----------           -----------
 Net Income                                             $  312,692           $  241,317           $   860,652           $   659,653

 Add:
      Interest                                              19,043               18,998                37,809                41,197
      Taxes                                                185,000              148,000               510,000               383,000
      Depreciation & Amortization                          353,252              367,778               706,466               733,110
      (Gain)/Loss on Disposal of Assets                         (5)             154,915                  (725)              160,622
                                                        ----------           ----------           -----------           -----------

 EBITDA                                                 $  869,982           $  931,008           $ 2,114,202           $ 1,977,582
                                                        ==========           ==========           ===========           ===========


Item 4.  Controls and Procedures.

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 1, 2006 and have concluded that they were adequate and effective.

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

                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 24, 2006. During this meeting, a vote was taken to approve the Company's 2006 Incentive Stock Option Plan. The stockholders voted to approve the Plan. The results of the voting were as follows:

                                                              Broker
Shares Voting FOR   Shares Voting AGAINST  Shares ABSTAINED   Non-Vote   TOTAL
-----------------   ---------------------  ----------------   --------  --------
   1,836,559              89,187               7,450         658,621   2,591,817


Item 6.   Exhibits


The following exhibits are filed herewith:

     10AA - Revolving Promissory Note and Term Promissory Note, and related Loan
            Agreement and Addendum, dated as of May 24, 2006 with Wachovia Bank.

     10BB - 2006 Incentive Stock Option Plan.

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


                                       DECORATOR INDUSTRIES, INC.
                                       (Registrant)



Date: August 14, 2006                  By: /s/ William A. Bassett
                                           -------------------------------------
                                           William A. Bassett,
                                           Chief Executive Officer and President


Date: August 14, 2006                  By: /s/ Michael K. Solomon
                                           -------------------------------------
                                           Michael K. Solomon,
                                           Chief Financial Officer