Form 10-Q
period 2006-09-30
DECORATOR INDUSTRIES INC
filed 2006-11-14
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                                                  Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of each class                     Outstanding at November 14, 2006
        -------------------                     --------------------------------
Common Stock, Par Value $.20 Per Share                   2,998,240 shares

                           PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

            ASSETS                                                    September 30,    December 31,
                                                                          2006            2005
                                                                      -------------    ------------
                                                                       (UNAUDITED)
CURRENT ASSETS:
     Cash and Cash Equivalents                                         $    91,940     $   490,377
     Accounts Receivable, less allowance for
        doubtful accounts ($223,338 and $131,690)                        4,347,354       4,574,415
     Inventories                                                         6,727,144       5,800,553
     Other Current Assets                                                  933,517         311,603
                                                                       -----------     -----------
TOTAL CURRENT ASSETS                                                    12,099,955      11,176,948
                                                                       -----------     -----------

Property and Equipment
     Land, Buildings & Improvements                                      8,675,164       7,253,742
     Machinery, Equipment, Furniture & Fixtures                          7,473,695       6,604,629
                                                                       -----------     -----------
Total Property and Equipment                                            16,148,859      13,858,371
     Less: Accumulated Depreciation and Amortization                     6,978,812       6,426,548
                                                                       -----------     -----------
Net Property and Equipment                                               9,170,047       7,431,823
                                                                       -----------     -----------

Goodwill, less accumulated Amortization of $1,348,569                    2,731,717       2,731,717
Identifiable intangible asset, less accumulated Amortization
     of $1,745,713 and $1,259,713                                        2,149,278       2,635,278
Other Assets                                                               193,770         318,599
                                                                       -----------     -----------

TOTAL ASSETS                                                           $26,344,767     $24,294,365
                                                                       ===========     ===========
        LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                  $ 3,337,909     $ 3,075,795
     Current Maturities of Long-term Debt                                  212,840         211,800
     Checks Issued but Not Yet Presented                                   307,553              --
     Accrued Expenses:
        Compensation                                                       823,863         944,109
        Other                                                            1,404,383         852,895
                                                                       -----------     -----------
TOTAL CURRENT LIABILITIES                                                6,086,548       5,084,599
                                                                       -----------     -----------

Long-Term Debt                                                           1,716,610       1,536,754
Deferred Income Taxes                                                      785,000         585,000
                                                                       -----------     -----------
TOTAL LIABILITIES                                                        8,588,158       7,206,353
                                                                       -----------     -----------

Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,628,053 and 4,574,490                             925,611         914,898
     Paid-in Capital                                                     1,779,463       1,616,843
     Retained Earnings                                                  23,056,892      22,651,391
                                                                       -----------     -----------
                                                                        25,761,966      25,183,132
     Less: Treasury stock, at cost: 1,629,813 and 1,648,088 shares       8,005,357       8,095,120
                                                                       -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                              17,756,609      17,088,012
                                                                       -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $26,344,767     $24,294,365
                                                                       ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                        For the Thirteen Weeks Ended                       For the Thirty-Nine Weeks Ended
                               ---------------------------------------------       ------------------------------------------------
                                September 30, 2006         October 1, 2005          September 30, 2006           October 1, 2005
                               --------------------     --------------------       --------------------      ----------------------
Net Sales                      $ 12,469,174   100.0%    $12,597,173    100.0%      $ 41,610,158   100.0%     $ 38,304,507    100.0%
Cost of Products Sold            10,715,218    85.9%     10,098,594     80.2%        34,165,199    82.1%       30,615,829     79.9%
                               ------------             -----------                ------------              ------------
Gross Profit                      1,753,956    14.1%      2,498,579     19.8%         7,444,959    17.9%        7,688,678     20.1%

Selling and
  Administrative Expenses         2,069,259    16.6%      1,937,602     15.4%         6,409,928    15.4%        6,084,010     15.9%
                               ------------             -----------                ------------              ------------
Operating (Loss)/Income            (315,303)   -2.5%        560,977      4.4%         1,035,031     2.5%        1,604,668      4.2%

Other Income (Expense)
     Interest, Investment and
        Other Income                 32,866     0.2%         23,866      0.2%            90,993     0.2%           64,025      0.2%
     Interest Expense               (24,444)   -0.2%        (17,791)    -0.1%           (62,253)   -0.2%          (58,988)    -0.2%
                               ------------             -----------                ------------              ------------
Earnings Before Income Taxes       (306,881)   -2.5%        567,052      4.5%         1,063,771     2.5%        1,609,705      4.2%
Provision for Income Taxes         (120,000)   -1.0%        220,000      1.7%           390,000     0.9%          603,000      1.6%
                               ------------             -----------                ------------              ------------

NET (LOSS)/INCOME              $   (186,881)   -1.5%    $   347,052      2.8%      $    673,771     1.6%     $  1,006,705      2.6%
                               ============             ===========                ============              ============

EARNINGS PER SHARE
     Basic                     $      (0.06)            $      0.12                $       0.23              $       0.35
                               ============             ===========                ============              ============
     Diluted                   $      (0.06)            $      0.12                $       0.22              $       0.34
                               ============             ===========                ============              ============
Weighted Average
  Number of Shares
  Outstanding
     Basic                        2,996,241               2,882,788                   2,977,424                 2,871,720
     Diluted                      2,996,241               2,979,321                   3,030,863                 2,996,446


    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             For the Thirty-nine Weeks Ended
                                                        ---------------------------------------
                                                        September 30, 2006      October 1, 2005
                                                        ------------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $   673,771           $ 1,006,705
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
       Depreciation and Amortization                          1,076,306             1,084,040
       Provision for Losses on Accounts Receivable               91,658                14,000
       Deferred Taxes                                           165,000               (87,000)
       Stock-Based Compensation                                  37,893                    --
       Loss on Disposal of Assets                                   339               164,850
   Increase/(Decrease) from Changes in:
       Accounts Receivable                                      134,403            (1,863,779)
       Inventories                                             (926,591)             (442,808)
       Prepaid Expenses                                        (586,914)              133,239
       Other Assets                                             124,829              (110,256)
       Accounts Payable                                         262,114               729,032
       Accrued Expenses                                         431,742               257,733
                                                            -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,484,550               885,756
                                                            -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid for acquisitions                                    --            (1,067,472)
   Capital Expenditures                                      (2,331,569)             (372,077)
   Proceeds from Property Dispositions                            3,200                65,373
                                                            -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                        (2,328,369)           (1,374,176)
                                                            -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                     (153,104)             (127,832)
   Dividend Payments                                           (268,270)             (258,768)
   Change in Checks Issued but Not Yet Presented                307,553               434,861
   Proceeds from Exercise of Stock Options                      164,453               100,003
   Net Borrowings under Line-of-Credit Agreement                334,000                    --
   Issuance of Stock for Directors Trust                         60,750                44,500
                                                            -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       445,382               192,764

Net Decrease in Cash and Cash Equivalents                      (398,437)             (295,656)
Cash and Cash Equivalents at Beginning of Year                  490,377               730,539
                                                            -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    91,940           $   434,883
                                                            ===========           ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
       Interest                                             $    55,075           $    90,538
       Income Taxes                                         $   516,015           $   356,772

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
         THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2006, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended September 30, 2006 and October 1, 2005.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the thirty-nine week periods ended September 30, 2006 and October 1, 2005 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at September 30, 2006 and December 31, 2005 consisted of the following:

                                  September 30, 2006    December 31, 2005
                                  ------------------    -----------------
Raw Material and Supplies              $5,994,411          $4,982,121
In Process and Finished Goods             732,733             818,432
                                       ----------          ----------
Total Inventory                        $6,727,144          $5,800,553
                                       ==========          ==========

NOTE 4.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options, except for the thirteen weeks ended September 30, 2006, in which the effect of stock options is antidilutive. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                 For the Thirteen Weeks Ended          For the Thirty-Nine Weeks Ended
                                          --------------------------------------    ------------------------------------
                                          September 30, 2006     October 1, 2005    September 30, 2006   October 1, 2005
                                          ------------------     ---------------    ------------------   ---------------
Numerator:
     Net income                               $  (186,881)          $  347,052          $  673,771          $1,006,705
                                              ===========           ==========          ==========          ==========
Denominator:
     Weighted-average number of
         common shares outstanding              2,996,241            2,882,788           2,977,424           2,871,720

     Dilutive effect of
         stock options on net income                    0               96,533              53,439             124,726
                                              -----------           ----------          ----------          ----------

                                                2,996,241            2,979,321           3,030,863           2,996,446
                                              ===========           ==========          ==========          ==========

     Diluted earnings per share:              $     (0.06)          $     0.12          $     0.22          $     0.34
                                              ===========           ==========          ==========          ==========

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

         At September 30, 2006, the Company had options outstanding under one fixed stock option plan. If the Company had elected to recognize compensation expense in prior years for options granted based on their fair values at the grant dates, consistent with SFAS No. 123(R), net income and earnings per share would have been reported as follows:

                                                   For the Thirteen Weeks Ended              For the Thirty-Nine Weeks Ended
                                             --------------------------------------      ---------------------------------------
                                             September 30, 2006     October 1, 2005      September 30, 2006      October 1, 2005
                                             ------------------     ---------------      ------------------      ---------------
Net Income, as reported                          $  (186,881)          $   347,052           $   673,771          $   1,006,705

Deduct: value of stock-based employee
   compensation earned but not recorded
   in the Statements of Earnings                          --               (18,644)                   --                (55,904)
                                                 -----------           -----------           -----------          -------------

Pro forma net income                             $  (186,881)          $   328,408           $   673,771          $     950,801
                                                 ===========           ===========           ===========          =============

Earnings per share:

     Basic: as reported                          $        (0.06)       $         0.12        $         0.23       $           0.35
     Basic: pro forma                            $        (0.06)       $         0.11        $         0.23       $           0.33

     Diluted: as reported                        $        (0.06)       $         0.12        $         0.22       $           0.34
     Diluted: pro forma                          $        (0.06)       $         0.11        $         0.22       $           0.32

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

FINANCIAL CONDITION

The Company's financial ratios changed as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 8.82%

                                              September 30, 2006           December 31, 2005
                                              ------------------           -----------------
         Current Ratio                              1.99:1                      2.20:1
         Quick Ratio                                0.88:1                      1.06:1
         LT Debt to Total Capital                    8.82%                      8.25%
         Working Capital                          $6,013,407                  $6,092,349

In May 2006, the Company entered into a new line-of-credit agreement with Wachovia Bank. This agreement replaces the previous agreement that the Company had with Washington Mutual Bank. The agreement with Wachovia provides for a revolving line of credit of up to $5,000,000, and expires in June 2009. The terms and conditions of the new line are similar to the previous line-of-credit. In addition, the Company may borrow an additional $1,000,000 up until June 30, 2007 as a term loan with a thirty-six month amortization. At September 30, 2006, the Company had $334,000 in outstanding borrowings on its line-of-credit. The Company expects to use its line of credit from time to time throughout 2006.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Days sales outstanding in accounts receivable were 30.9 days at September 30, 2006 compared to 37.3 days at October 1, 2005. Net accounts receivable decreased by $967,099 from October 1, 2005 to September 30, 2006, which is mostly due to lower days sales outstanding for the thirteen weeks ended September 30, 2006 when compared to the same period of the prior year. Inventories increased by $1,170,685 for the same period. Management expects to reduce inventory balances by year-end.

Capital expenditures were $2,331,569 for the thirty-nine weeks ended September 30, 2006, compared to $372,077 for the same period of the prior year. The major reason for this increase was $379,819 in expenditures in the current year to purchase a building previously leased by the Company's Red Bay, Alabama operation, in addition to $1,037,887 in costs to expand the Red Bay facility and to build a new Company owned facility in Abbotsford, Wisconsin. These items were construction in progress at September 30, 2006. A new financial software package was also capitalized at a cost of $409,480.

Management does not foresee any events which will adversely affect its liquidity during 2006.

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the thirteen and thirty-nine week periods ended September 30, 2006 and October 1, 2005:

(dollars in thousands)
                               For the Thirteen Weeks Ended           For the Thirty-Nine Weeks Ended
                        --------------------------------------    --------------------------------------
                        September 30, 2006     October 1, 2005    September 30, 2006     October 1, 2005
                        ------------------    ----------------    ------------------    ----------------
                           Net       % of       Net       % of       Net       % of       Net       % of
                          Sales     total      Sales     total      Sales     total      Sales     total
                         -------     ---      -------     ---      -------     ---      -------     ---
Recreational Vehicle     $ 7,389      59%     $ 7,227      57%     $24,766      60%     $21,579      56%
Manufactured Housing       2,260      18%       2,647      21%       7,610      18%       7,775      20%
Hospitality                2,820      23%       2,723      22%       9,234      22%       8,951      24%
                         -------     ---      -------     ---      -------     ---      -------     ---

Total Net Sales          $12,469     100%     $12,597     100%     $41,610     100%     $38,305     100%
                         =======              =======              =======              =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED SEPTEMBER 30, 2006, (THIRD QUARTER 2006) COMPARED TO THIRTEEN WEEK PERIOD ENDED OCTOBER 1, 2005, (THIRD QUARTER 2005)

The following table shows a comparison of the results of operations between Third Quarter 2006 and Third Quarter 2005:

                                        Third Quarter       %       Third Quarter         %       $ Increase
                                             2006        of Sales       2005           of Sales    (Decrease)      % Change
                                        -------------    --------   -------------      --------   -----------      --------
Net Sales                               $ 12,469,174        100%    $ 12,597,173          100%     $(127,999)        -1.0%
Cost of Products Sold                     10,715,218       85.9%      10,098,594         80.2%       616,624          6.1%
                                        ------------       ----     ------------         ----      ---------
Gross Profit                               1,753,956       14.1%       2,498,579         19.8%      (744,623)       -29.8%

Selling and Administrative Expenses        2,069,259       16.6%       1,937,602         15.4%       131,657          6.8%
                                        ------------       ----     ------------         ----      ---------
Operating (Loss)/Income                     (315,303)      -2.5%         560,977          4.4%      (876,280)      -156.2%

Other Income (Expense)
    Interest, Investment and
       Other Income                           32,866        0.2%          23,866          0.2%         9,000         37.7%
    Interest Expense                         (24,444)      -0.2%         (17,791)        -0.1%        (6,653)        37.4%
                                        ------------       ----     ------------         ----      ---------
Earnings Before Income Taxes                (306,881)      -2.5%         567,052          4.5%      (873,933)      -154.1%
Provision for Income Taxes                  (120,000)      -1.0%         220,000          1.7%      (340,000)      -154.5%
                                        ------------       ----     ------------         ----      ---------

NET (LOSS)/INCOME                       $   (186,881)      -1.5%    $    347,052          2.8%     $(533,933)      -153.8%
                                        ============       ====     ============         ====      =========

Net sales for the Third Quarter 2006 were $12,469,174, compared to $12,597,173 for the same period in the previous year, a 1.0% decrease. Sales to the Company's recreational vehicle customers increased 2.2% in Third Quarter 2006 when compared to the same period of the prior year. The recreational vehicle industry reported a 5.0% decrease in shipments during the Third Quarter 2006 compared to the same period of the prior year. Sales to the Company's manufactured housing customers decreased 14.6% in the Third Quarter 2006 when compared to the same period of the prior year. The manufactured housing industry reported decreased shipments by 18.4% over the same period. Sales to the Company's hospitality customers increased 3.6%.

Cost of products sold increased to 85.9% in the Third Quarter 2006 compared to 80.2% a year ago. The major reasons for the increase was an unusually high increase in the Company's reserve for inventory obsolescence of $382,000 and higher costs of material and labor as a percentage of sales. The obsolescence charge, amounting to 3.1% of net sales, was unusually high and comprises materials that do not have ongoing placements in our customers' current programs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Selling and administrative expenses were $2,069,259 in the Third Quarter 2006 versus $1,937,602 in the Third Quarter 2005. An increase in the allowance for bad debts, advertising expenses for the hospitality market, the recognition of stock option expense (non-cash), and depreciation on the Company's new financial software package were major factors contributing to this increase. The percentage of selling and administrative expenses to net sales increased from 15.4% to 16.6% as a result of the higher costs and somewhat lower volume.

Interest expense was $24,444 in the Third Quarter 2006 compared to $17,791 in the Third Quarter 2005. Higher interest rates on the Company's variable rate obligations in 2006 as well as borrowings on the Company's line of credit contributed to this increase.

Net loss was $186,881, in the Third Quarter of 2006 compared to net income of $347,052 in the Third Quarter 2005, a difference of $533,933. Net income in the Third Quarter 2006 was lower due to lower sales, higher cost of goods sold and increases in administrative costs. Diluted earnings per share decreased from $0.12 during the Third Quarter 2005 to a loss of $0.06 during the Third Quarter 2006.

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 30, 2006, (FIRST NINE MONTHS 2006) COMPARED TO THIRTY-NINE WEEK PERIOD ENDED OCTOBER 1, 2005,
(FIRST NINE MONTHS 2005)

The following table shows a comparison of the results of operations between First Nine Months 2006 and First Nine Months 2005:

                                            First                       First
                                         Nine Months        %        Nine Months           %        $ Increase
                                             2006        of Sales        2005           of Sales     (Decrease)      % Change
                                        ------------     --------    -----------        --------    -----------      --------
Net Sales                               $ 41,610,158        100%     $ 38,304,507          100%     $ 3,305,651         8.6%
Cost of Products Sold                     34,165,199       82.1%       30,615,829         79.9%       3,549,370        11.6%
                                        ------------       ----      ------------         ----      -----------
Gross Profit                               7,444,959       17.9%        7,688,678         20.1%        (243,719)       -3.2%

Selling and Administrative Expenses        6,409,928       15.4%        6,084,010         15.9%         325,918         5.4%
                                        ------------       ----      ------------         ----      -----------
Operating Income                           1,035,031        2.5%        1,604,668          4.2%        (569,637)      -35.5%

Other Income (Expense)
    Interest, Investment and
       Other Income                           90,993        0.2%           64,025          0.2%          26,968        42.1%
    Interest Expense                         (62,253)      -0.2%          (58,988)        -0.2%          (3,265)        5.5%
                                        ------------       ----      ------------         ----      -----------
Earnings Before Income Taxes               1,063,771        2.5%        1,609,705          4.2%        (545,934)      -33.9%
Provision for Income Taxes                   390,000        0.9%          603,000          1.6%        (213,000)      -35.3%
                                        ------------       ----      ------------         ----      -----------

NET INCOME                              $    673,771        1.6%     $  1,006,705          2.6%     $  (332,934)      -33.1%
                                        ============       ====      ============         ====      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net sales for the First Nine Months 2006 were $41,610,158, compared to $38,304,507 for the same period in the previous year, an 8.6% increase. Sales to the Company's recreational vehicle customers increased 14.8% in the First Nine Months 2006 when compared to the same period of the prior year. The recreational vehicle industry reported an 8.0% increase in shipments during the first nine months of 2006 compared to the same period of the prior year. Sales to the Company's manufactured housing customers decreased 2.1% in the First Nine Months 2006 when compared to the same period of the prior year. The manufactured housing industry decreased shipments by 5.3% over the same period. Sales to the Company's hospitality customers increased 3.2%.

Cost of products sold increased to 82.1% in the First Nine Months 2006 compared to 79.9% a year ago. The major reason for the increase in this percentage was an increase in inventory reserves and higher costs of some materials and an increase in the percentage of labor costs to sales, partially offset by a lower percentage for factory overhead due to fixed expenses being spread over a higher sales volume.

Selling and administrative expenses were $6,409,928 in the First Nine Months 2006 versus $6,084,010 in the First Nine Months 2005. The First Nine Months 2005 included a pre-tax charge of $165,647 resulting from the Company's decision to convert its financial systems to a different software platform. Without this charge, selling and administrative expenses would have increased by $491,565. Higher salaries and wages, computer implementation costs, advertising expenditures for the hospitality market, and the recognition of stock option expense (non-cash) were the major factors contributing to this increase. The percentage of selling and administrative expenses to net sales decreased from 15.9% to 15.4% as fixed expenses were spread over a higher sales volume.

Interest expense increased to $62,253 in the First Nine Months 2006 from $58,988 in the First Nine Months 2005, mainly due to higher interest rates on the Company's variable rate obligations.

Net income was $673,771 in the First Nine Months of 2006 compared to $1,006,705 in the First Nine Months of 2005, a decrease of 33.1%. This decrease is the result of higher cost of products sold and increases in selling and administrative expenses during the First Nine Months 2006 when compared to the same period of the prior year. Diluted earnings per share decreased from $0.34 during the First Nine Months 2005 to $0.22 during the First Nine Months 2006.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the thirteen and thirty-nine week periods ended September 30, 2006 and October 1, 2005:

                                            For the Thirteen Weeks Ended       For the Thirty-Nine Weeks Ended
                                     -------------------------------------  -------------------------------------
                                     September 30, 2006    October 1, 2005  September 30, 2006    October 1, 2005
                                     ------------------    ---------------  ------------------    ---------------
Net (Loss)/Income                         $(186,881)          $347,052          $  673,771          $1,006,705

Add:
     Interest                                24,444             17,791              62,253              58,988
     Taxes                                 (120,000)           220,000             390,000             603,000
     Depreciation & Amortization            369,840            350,930           1,076,306           1,084,040
     Loss on Disposal of Assets               1,064              4,228                 339             164,850
                                          ---------           --------          ----------          ----------

EBITDA                                    $  88,467           $940,001          $2,202,669          $2,917,583
                                          =========           ========          ==========          ==========

Item 4.  Controls and Procedures.

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006 and have concluded that they were adequate and effective.

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

The following exhibits are filed herewith:

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

                                     DECORATOR INDUSTRIES, INC.
                                              (Registrant)



Date: November 14, 2006              By: /s/ William A. Bassett
      -----------------                  ---------------------------------------
                                     William A. Bassett, Chief Executive Officer
                                     and President


Date: November 14, 2006              By: /s/ Michael K. Solomon
      -----------------                  ---------------------------------------
                                     Michael K. Solomon, Chief Financial Officer