Form 10-K
period 2006-12-30
DECORATOR INDUSTRIES INC
filed 2007-03-27
CIK 27613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the fiscal year ended December 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)     Yes [ ]     No [X]

Aggregate market value of common stock held by non-affiliates of the registrant as of the registrant's most recently completed second fiscal quarter, based on the closing price of registrant's common stock of $8.88 at June 30, 2006:
$20,697,442

Number of shares of common stock outstanding at March 15, 2007:  3,003,679

                       DOCUMENTS INCORPORATED BY REFERENCE
                                    Part III-
  Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders

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

                       2006 - 52 weeks ended December 30, 2006
                       2005 - 52 weeks ended December 31, 2005
                       2004 - 52 weeks ended January 1, 2005
                       2003 - 53 weeks ended January 3, 2004
                       2002 - 52 weeks ended December 28, 2002

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

         During 2006, one customer, Fleetwood Enterprises, Inc., accounted for 26.6% of the Company's total sales. In the event of the loss of this customer, there would be a material adverse effect on the Company. However, that event is unlikely because in January 2004 the Company executed an agreement to be the exclusive supplier of Fleetwood's drapery, bedspread and other decor requirements in the manufactured housing and recreational vehicle industries for a period of six years. Most of the Company's sales to Fleetwood are governed by this supply agreement. The Company believes that it has good relations with Fleetwood.

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

         The Company has no significant patents, licenses, franchises, concessions, trademarks or copyrights. Expenditures for research and development during 2006 and 2005 were not significant.

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

Obsolescence: A loss of a customer or a change in a customer's decor specifications could lead to obsolescence in the Company's raw material inventory to the extent items were purchased specifically for that customer or decor.

MANUFACTURED HOUSING MARKET (MH) RISK FACTORS
---------------------------------------------

Cyclicality: The MH market has historically experienced cyclicality. The market has been experiencing a prolonged down cycle since 1998 when approximately 372,800 units were produced nationally. In 2006, the industry shipped approximately 117,500 units.

Credit: The lack of available credit for retail purchasers could continue to reduce the demand for new units.

Repossessions: Increases in the number of repossessed units could reduce the demand for new units.

Regulations: Changes in zoning regulations and building codes could reduce the demand for new units.

Geographic Concentration: The Company's sales to the MH industry are concentrated in the southern United States. This is due to the overall geographic concentration in that region (southeast) of about 59.1% of total industry shipments.

Obsolescence: A loss of a customer or a change in a customer's decor specifications could lead to obsolescence in the Company's raw material inventory to the extent items were purchased specifically for that customer or decor.

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

Significant Customer: Sales to Fleetwood Enterprises represented 26.6% of the
         Company's sales in 2006. Although the Company has an agreement with Fleetwood to be its exclusive supplier of certain products through January 2010, Fleetwood's performance in its own markets could have a negative impact on the Company's sales and results of operations. To a lesser extent, the loss of other major customers could also adversely affect the Company.

Information Systems: The Company is in the process of upgrading its Enterprise-Resource-Planning (ERP) system. Any unforeseen difficulties in the implementation of this system can result in increased future consulting costs as well as increased depreciation costs for the installed software.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.  PROPERTIES.

         The following table summarizes certain information concerning the Company's properties:

                                                                                       APPROX.
        LOCATION                                 PRINCIPAL USE                       SQUARE FEET      OWNED/LEASED
        --------                                 -------------                       -----------      ------------
Haleyville, Alabama                Offices, manufacturing and warehouse                 54,000            Owned
Red Bay, Alabama                   Offices, manufacturing and warehouse                 50,700            Owned
Phoenix, Arizona                   Offices, manufacturing and warehouse                 35,000            Owned
Pembroke Pines, Florida            Offices                                               3,148           Leased
Douglas, Georgia                   Offices, manufacturing and warehouse                 28,000            Owned
Elkhart, Indiana                   Offices, manufacturing and warehouse                 51,000            Owned
Goshen, Indiana                    Offices, manufacturing and warehouse                 55,700            Owned
Bossier, Louisiana                 Offices, manufacturing and warehouse                 20,000            Owned
Salisbury, North Carolina          Offices, manufacturing and warehouse                 22,800           Leased
Berwick, Pennsylvania              Offices, manufacturing and warehouse                 12,500           Leased
Bloomsburg, Pennsylvania           Offices, manufacturing and warehouse                 56,500            Owned
Abbotsford, Wisconsin              Offices, manufacturing and warehouse                 32,000            Owned

                                   Total Owned                                         382,900
                                   Total Leased                                         38,448

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

         Common Stock price information is set forth in the table below.

                             2006 SALES PRICES             2005 SALES PRICES
                             -----------------             -----------------
                            HIGH           LOW            HIGH           LOW
                            ----           ---            ----           ---
      First Quarter        $8.85          $7.90          $9.85          $8.01
      Second Quarter        8.93           8.30           9.80           7.97
      Third Quarter         8.79           8.38           8.84           7.00
      Fourth Quarter        8.97           7.20           8.85           7.60

         As of March 15, 2007, the Company had 263 shareholders of record of its Common Stock.

         Total cash dividend payments were $0.12 per share in 2006 and 2005. The Company expects to maintain the dividend rate of $0.12 per share in 2007.

         At December 30, 2006, the Company had outstanding options under one shareholder approved option plan. Under the 1995 Incentive Stock Option Plan ("1995 Plan"), the Company has granted options to its key employees for up to 520,832 shares of Common Stock (as adjusted for stock splits).

         In May 2006, the 2006 Incentive Stock Option Plan ("2006 Plan") was approved by stockholders. The 2006 Plan provides for the issuance of up to 250,000 shares of the Company's common stock. No options from the 2006 Plan were granted in 2006.

         The following is a summary of the options outstanding under the 1995 Plan and the 2006 Plan at December 30, 2006:

                                                                                NUMBER OF SHARES
                                                                                 AVAILABLE FOR
                  NUMBER OF SHARES OPTIONED   WEIGHTED AVERAGE EXERCISE PRICE   FUTURE OPTIONS
                  -------------------------   -------------------------------   ----------------
1995 Plan                  243,762                            $6.74                       0
2006 Plan                        0                             N/A                  250,000

         The Company also provides a stock grant to its non-employee directors as compensation for their services as directors. In 2006, the Company awarded five non-employee directors a total of 9,700 shares. In 2005, the Company awarded four non-employee directors a total of 8,487 shares. All non-employee directors receive their shares in a Directors Trust, for which the president of the Company is the Trustee. The shares were not registered under the Securities Act of 1933 in reliance upon Section 4(2) and other exemptions.

         The Company made no Common Stock repurchases during fiscal 2006.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED).

         Set forth below is a graph which compares the value for the five calendar years ended December 31, 2006 of $100 invested at the close of trading on December 31, 2001, in each of the following investment alternatives: (a) the Company's Common Stock, (b) the "Russell 2000" Index, and (c) the "S & P 500" Index. The graph has been prepared assuming the reinvestment of all cash dividends paid during the period. The Company is not able to identify a peer group for comparison purposes.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                       Among Decorator Industries, Inc.,
                 The S & P 500 Index and The russell 2000 Index

                               [Graphic Omitted]

                     12/01    12/02    12/03    12/04    12/05    12/06
                    ------   ------   ------   ------   ------   ------
DECORATOR           100.00   138.72   170.50   221.16   224.30   208.88
S & P 500           100.00    77.90   100.24   111.15   116.61   135.03
RUSSELL 2000        100.00    79.52   117.09   138.55   144.86   171.47

ITEM 6.  SELECTED FINANCIAL DATA.

                                             2006            2005             2004           2003             2002
                                          -----------     -----------     -----------     -----------     -----------
FOR THE YEAR
------------
   Net Sales                              $52,237,720     $50,525,343     $50,449,214     $41,803,224     $38,641,605
   Net Income                             $   405,393     $ 1,364,814     $ 1,394,698     $ 1,561,778     $ 1,384,379
                                          -----------     -----------     -----------     -----------     -----------
AT YEAR END
-----------
   Total Assets                           $24,998,571     $24,294,365     $23,962,077     $21,088,322     $19,480,134
   Long Term Obligations                  $ 1,741,444     $ 1,536,754     $ 1,752,568     $ 1,926,832     $ 1,477,973
   Long-term Debt/Total Capitalization           9.08%           8.25%           9.98%          11.65%           9.97%
   Working Capital                        $ 5,382,358     $ 6,092,349     $ 4,167,876     $ 8,007,862     $ 6,191,028
   Current Ratio                               2.08:1          2.20:1          1.73:1          3.05:1          2.49:1
   Stockholders' Equity                   $17,428,542     $17,088,012     $15,799,668     $14,614,621     $13,348,108
                                          -----------     -----------     -----------     -----------     -----------
PER SHARE
---------
   Basic Earnings                         $      0.14     $      0.47     $      0.50     $      0.56     $      0.49
   Diluted Earnings                       $      0.13     $      0.46     $      0.47     $      0.55     $      0.49
   Book Value                             $      5.81     $      5.84     $      5.58     $      5.22     $      4.78
   Cash Dividends Declared                $      0.12     $      0.12     $      0.12     $      0.12     $      0.12

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

         A large amount of the Company's sales are to a relatively few customers. In 2006, the Company's top 10 customers accounted for approximately 58.8% of net sales, as opposed to 58.3% in 2005. The loss of a large customer can have a significant impact on the Company's results of operations. In 2004, with the completion of a supply agreement with Fleetwood Enterprises, the Company is under contract to be the exclusive supplier of Fleetwood's interior furnishings through January 2010. Fleetwood represented 26.6% of the Company's net sales in 2006. Fleetwood operates in both the recreational vehicle and manufactured housing industries.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The recreational vehicle market experienced a slight overall increase in 2006. Total industry shipments of motor homes and travel trailers have increased from 384,400 in 2005 exclusive of 15,500 Emergency Living Units (in connection with the 2005 hurricanes), to 390,500 in 2006. Travel trailer shipments by the RV industry increased 3.6% in 2006 when compared to 2005. However, industry shipment of motor homes decreased by 9.0% in 2006. The increase in the Company's sales to the RV industry was directly related to increased production of travel trailers by its customers.

         The manufactured housing market had been relatively flat since 2003 after declining from 372,800 shipments in 1998. Industry shipments in 2006 were about 117,500; compared to the 146,700 shipments in 2005. However, the 2005 shipments reported by the manufactured housing industry included a surge in the fourth quarter of 2005 due to FEMA living units from the 2005 hurricanes. Excluding the FEMA production, sales by the manufactured housing industry for all of 2006 decreased by approximately 10,000 units when compared to 2005. The softness in the manufactured housing market accounted for the decline in the Company's sales.

         The Company's sales to the hospitality industry increased about 1.3% during 2006 when compared to the previous year. Hospitality sales are affected by demand for hospitality accommodations and the growth of the industry. This was the highest volume of annual sales experienced by the Company to this market.

Sales By Market:

         The following table represents net sales to each of the three different markets that the Company serves for the three fiscal years ended December 30, 2006:

      (dollars in thousands)

                                2006                   2005                   2004
                        -------------------    -------------------    -------------------
                          NET         % OF       NET         % OF       NET         % OF
                         SALES        TOTAL     SALES        TOTAL     SALES        TOTAL
                        -------       -----    -------       -----    -------       -----
Recreational Vehicle    $30,756         59%    $28,621         57%    $31,135         62%
Manufactured Housing      9,464         18%     10,044         20%      9,534         19%
Hospitality              12,018         23%     11,860         23%      9,780         19%
                        -------        ---     -------        ---     -------        ---

Total Net Sales         $52,238        100%    $50,525        100%    $50,449        100%
                        =======                =======                =======

Critical Accounting Policies:

         The methods, estimates and judgments the Company uses in applying its accounting policies have a significant impact on the results it reports in the financial statements. Some of the accounting policies require it to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The most critical accounting estimates include the valuation of accounts receivable and inventory.

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

Liquidity and Financial Resources:


         1) Working capital at December 30, 2006 was $5,382,358 compared to $6,092,349 at December 31, 2005.

         2) The current ratio was 2.08:1 at year-end 2006 compared to 2.20:1 at year-end 2005.

         3) The liquid ratio was 0.95:1 at year-end 2006 compared to 1.06:1 at year-end 2005.

         4) The long-term debt ratio was 9.08% at December 30, 2006 compared to 8.25% a year earlier.

         Net accounts receivable decreased $849,248 (18.6%) at December 30, 2006, when compared to December 31, 2005. Accounts receivable decreased due to a lower days sales outstanding and a reduction of sales volume in the fourth quarter of 2006 when compared to the fourth quarter of 2005. Days Sales Outstanding (DSO) decreased from 33.1 days at the end of fiscal 2005 to 31.0 days at the end of fiscal 2006.

         In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc. Only receivables from sales to the hospitality industry may be assigned to CIT. Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables. If CIT approves an order from a hospitality customer and the resulting receivables are not paid or disputed by the customer within ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (hospitality sales are made on Net 30 terms). Approved receivables were approximately $872,000 at December 30, 2006. Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company. The Company pays CIT six-tenths of a percent of all assigned receivables. Management believes this cost will be mostly offset by reductions in Bad Debt expense and collection costs. The Company entered into this arrangement to take advantage of CIT's extensive credit checking and collection capabilities. Management believes this arrangement has improved liquidity.

         Net inventories decreased $149,301 (2.6%) at December 30, 2006, when compared to December 31, 2005. The decrease in net inventories was due to an increase in reserves for slow moving items. Gross inventories increased by $694,818.

         Capital expenditures for 2006 were $3,091,473 compared to $579,629 in 2005. Expenditures for 2006 included $1,991,748 to purchase and construct buildings for the Company's hospitality operations in Abbotsford, Wisconsin and Red Bay, Alabama. All of the capital expenditures, including the real estate, were financed by working capital. At this time, capital spending for 2007 is expected to be approximately $600,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In May 2006, the Company entered into a new line-of-credit agreement with Wachovia Bank. This agreement replaces the previous agreement that the Company had with Washington Mutual Bank. The agreement with Wachovia provides for a revolving line of credit of up to $5,000,000, and expires in June 2009. The interest rate is LIBOR plus 150 basis points and the Company is required to maintain certain financial covenants. The Company was in compliance with these covenants at year end. In addition, the Company may borrow an additional $1,000,000 up until June 30, 2007 as a term loan with a thirty-six month amortization. At December 30, 2006, the Company had $407,000 in outstanding borrowings on its line-of-credit. The Company expects to use its line of credit from time to time throughout 2007.

Results of Operations:

2006 vs. 2005

         The following table shows a comparison of the results of operations between fiscal 2006 and fiscal 2005:

                                          FISCAL            %          FISCAL            %        $ INCREASE
                                           2006          OF SALES       2005          OF SALES    (DECREASE)     % CHANGE
                                       ------------      --------   ------------      --------   ------------    --------
Net Sales                              $ 52,237,720         100%    $ 50,525,343         100%    $  1,712,377        3.4%
Cost of Products Sold                    42,926,510        82.2%      40,258,115        79.7%       2,668,395        6.6%
                                       ------------        ----     ------------        ----     ------------
Gross Profit                              9,311,210        17.8%      10,267,228        20.3%        (956,018)      -9.3%

Selling and Administrative Expenses       8,688,386        16.6%       8,148,485        16.1%         539,901        6.6%
                                       ------------        ----     ------------        ----     ------------
Operating Income                            622,824         1.2%       2,118,743         4.2%      (1,495,919)     -70.6%

Other Income (Expense)
      Interest, Investment and
         Other Income                       112,649         0.2%          90,902         0.2%          21,747       23.9%
      Interest Expense                      (90,080)       -0.2%         (74,831)       -0.2%         (15,249)      20.4%
                                       ------------        ----     ------------        ----     ------------
Earnings Before Income Taxes                645,393         1.2%       2,134,814         4.2%      (1,489,421)     -69.8%
Provision for Income Taxes                  240,000         0.4%         770,000         1.5%        (530,000)     -68.8%
                                       ------------        ----     ------------        ----     ------------

NET INCOME                             $    405,393         0.8%    $  1,364,814         2.7%    $   (959,421)     -70.3%
                                       ============        ====     ============        ====     ============

         Net sales for fiscal 2006 were $52,237,720 compared to $50,525,343 in fiscal 2005. The net sales increase was 3.4%. Sales to the recreational vehicle market increased 7.5%, primarily due to increased shipments of travel trailers by our customers. Sales to the manufactured housing industry decreased 5.8% due to decreased shipments by the Company's customers. Sales to the hospitality market increased 1.3%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Cost of products sold as a percentage of sales was 82.2% in 2006 versus 79.7% in 2005. The Company experienced increases in its material costs in 2006 due to the impact of approximately $1,000,000 writedown of inventory. A number of reasons contributed to this writedown, including the slowdown of travel trailer sales in the second half of the year, the increasing use of imported fabrics with longer lead times, customer bankruptcies, marketing decisions, and inventory management issues. The Company is addressing the cause of these unusually high write-offs and expects to return to more normal costs going forward. Labor costs increased about 1% of net sales, largely due to shorter lead times and smaller production lot sizes, conditions which may be expected to continue in the current market environment. The customized nature of the Company's products made to each of its customers' unique specifications, does not enable a detailed discussion of the effects of changes in prices, costs, volumes, and product mix on the costs of goods sold percentage. Management does monitor overall material cost, labor cost, and factory overheads for each of its manufacturing locations. Management reviews significant variations or changing trends with general managers. When necessary, appropriate actions are taken to address issues.

         Selling and administrative expenses increased to $8,688,386 in 2006 from $8,148,485 in 2005. As a percentage of sales, selling and administrative expenses increased from 16.1% to 16.6%. Approximately $300,000 of the increase was related to bad debt expenses, attorney's fees, and other items which are not expected to recur going forward. Marketing expenses, incurred to enhance the Company's visibility as a resource to the hospitality industry, increased by approximately $100,000 during 2006.

         Interest, investment and other income increased 23.9% to $112,649 in 2006, while interest expense increased 20.4% to $90,080. The increase in interest expense resulted from the effect of higher interest rates on the Company's variable rate obligations as well as periodic borrowings on its revolving line of credit.

         Net income was $405,393 in 2006 compared to $1,364,814 in 2005. The decrease is primarily due to the writedown of inventory and the increase in selling and administrative expenses. Net income as a percent of sales decreased to 0.8% in 2006 compared to 2.7% in 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2005 vs. 2004

         The following table shows a comparison of the results of operations between fiscal 2005 and fiscal 2004:

                                          FISCAL            %          FISCAL            %        $ INCREASE
                                           2005          OF SALES       2004          OF SALES    (DECREASE)     % CHANGE
                                       ------------      --------   ------------      --------   ------------    --------
Net Sales                              $ 50,525,343         100%    $ 50,449,214         100%    $     76,129        0.2%
Cost of Products Sold                    40,258,115        79.7%      40,332,649        79.9%         (74,534)      -0.2%
                                       ------------        ----     ------------        ----     ------------
Gross Profit                             10,267,228        20.3%      10,116,565        20.1%         150,663        1.5%

Selling and Administrative Expenses       8,148,485        16.1%       7,798,898        15.5%         349,587        4.5%
                                       ------------        ----     ------------        ----     ------------
Operating Income                          2,118,743         4.2%       2,317,667         4.6%        (198,924)      -8.6%

Other Income (Expense)
    Interest, Investment and
       Other Income                          90,902         0.2%          90,163         0.2%             739        0.8%
    Interest Expense                        (74,831)       -0.2%        (107,132)       -0.2%          32,301      -30.2%
                                       ------------        ----     ------------        ----     ------------
Earnings Before Income Taxes              2,134,814         4.2%       2,300,698         4.6%        (165,884)      -7.2%
Provision for Income Taxes                  770,000         1.5%         906,000         1.8%        (136,000)     -15.0%
                                       ------------        ----     ------------        ----     ------------
NET INCOME                             $  1,364,814         2.7%    $  1,394,698         2.8%    $    (29,884)      -2.1%
                                       ============        ====     ============        ====     ============

         Net sales for fiscal 2005 were $50,525,343 compared to $50,449,214 in fiscal 2004. The net sales increase was 0.2%. Sales to the recreational vehicle market decreased 8.1%, primarily due to decreased shipments by our customers. Sales to the manufactured housing industry increased 5.3%. Sales to the hospitality market increased 21.3%.

         Cost of products sold as a percentage of sales was 79.7% in 2005 versus 79.9% in 2004. A slight increase in the cost of raw materials as a percentage of sales was offset by a slight decrease in labor costs as a percentage of sales. The Company experienced increases in its material costs in the second half of 2005 due to the impact on prices caused by that year's hurricanes. The customized nature of the Company's products made to each of its customers' unique specifications, does not enable a detailed discussion of the effects of changes in prices, costs, volumes, and product mix on the costs of goods sold percentage. Management does monitor overall material cost, labor cost, and factory overheads for each of its manufacturing locations. Management reviews significant variations or changing trends with general managers. If necessary, appropriate actions are taken to address issues.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for each of the three fiscal years ended December 30, 2006:

                           2006          2005          2004
                        ----------    ----------    ----------
Net Income              $  405,393    $1,364,814    $1,394,698
Add:
    Income Tax             240,000       770,000       906,000
    Interest Expense        90,080        74,831       107,132
    Depreciation and
        Amortization     1,449,129     1,436,911     1,407,986
    Loss on Disposal
        of Assets           15,606       165,315        11,079
                        ----------    ----------    ----------
EBITDA                  $2,200,208    $3,811,871    $3,826,895
                        ==========    ==========    ==========

Contractual Obligations

         The following table summarizes the Company's financial obligations as of December 30, 2006:

      (in thousands)

                                                                              2012 AND
                              2007      2008      2009      2010      2011   THEREAFTER   TOTAL
                             ------    ------    ------    ------    ------    ------    ------
Employment Contracts         $  470    $  387    $  368    $  356    $  357    $  356    $2,294
Operating Leases                195       106        89        41        18        --       449
Long Term Debt- Principal       207       599       527       125       140       350     1,948
Long Term Debt- Interest         60        41        28        23        17        18       187
                             ------    ------    ------    ------    ------    ------    ------
Total                        $  932    $1,133    $1,012    $  545    $  532    $  724    $4,878
                             ======    ======    ======    ======    ======    ======    ======

         Interest on long term debt consists of both fixed and variable interest rate obligations. Projected interest rates on variable interest rate obligations are the interest rates in effect as of December 30, 2006. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", for further information about uncertainties from fixed and variable interest rate obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company faces minimum potential market risk in its long-term debt. The Company had four separate long-term debt agreements outstanding as of December 30, 2006.

         The Company faces the risk that if market interest rates increase, the two interest rate obligations of the Company with a variable interest rate would require higher payments of interest. As of December 30, 2006, the bond secured by the Company's Goshen, Indiana property of $940,000 had a variable interest rate of 4.06% per annum. Each increase of 1% could increase interest expense by approximately $9,400 in 2007 and lower amounts in successive years as principal is paid down, terminating in 2014. Also, the $100,000 bond on the Company's Bloomsburg, Pennsylvania property had a variable interest rate of 4.01% at December 30, 2006. Each increase of 1% in market rates could cause an increase in interest expense of less than $1,000 in 2007 as principal is paid down, terminating in 2008. Interest rates are exclusive of letter of credit fees paid to third parties to guarantee the payment of these obligations, which fees are 1% or less, and are not subject to increase. The Company's revolving line of credit is also subject to a variable rate. The amount outstanding on this line at December 30, 2006 was $407,000, with a variable interest rate of 6.82%.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         (a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 30, 2006 and have concluded that they were adequate and effective.

         (b) During the most recent fiscal quarter, there were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 30, 2006. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 30, 2006. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 30, 2006. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 30, 2006. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 30, 2006. Such information is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         (a)      The following documents are filed as a part of this report:

                  Financial Statements and Schedules

                  (1)      Independent Auditors' Report

                  (2)      Balance Sheets - December 30, 2006 and December 31,
                           2005

                  (3) Statements of Earnings for the three fiscal years ended December 30, 2006

                  (4) Statements of Stockholders' Equity for the three fiscal years ended December 30, 2006

                  (5) Statements of Cash Flows for the three fiscal years ended December 30, 2006

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

         10AA Revolving Promissory Note and Term Promissory Note, and related Loan Agreement and Addendum, filed as Exhibit 10AA to Form 10-Q for the quarter ended July 1, 2006 and incorporated herein by reference.

         10BB 2006 Incentive Stock Option Plan, filed as Exhibit 10BB to Form 10-Q for the quarter ended July 1, 2006 and incorporated herein by reference.*

         11S      Computation of diluted earnings per share, filed herewith.

         14 Code of Conduct and Ethics, filed as Exhibit 14 to Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.

         23E      Consent of Independent Auditors, filed herewith.

         31.1     Certification of Principal Executive Officer, filed herewith.

         31.2     Certification of Principal Financial Officer, filed herewith.

         32       Certificate required by 18 U.S.C.ss.1350, filed herewith.
         _______________________

         *Management contract or compensatory plan.

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

Dated:   March 26, 2007

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME                                    TITLE                            SIGNATURE                        DATE
----                                    -----                            ---------                        ----

William A. Bassett          Chairman, President,           /s/ William A. Bassett                  March 26, 2007
                            Chief Executive Officer and    -----------------------------------
                            Director

Michael K. Solomon          Vice President, Treasurer,     /s/ Michael K. Solomon                  March 26, 2007
                            Secretary, Principal           -----------------------------------
                            Financial and Accounting
                            Officer

Joseph N. Ellis             Director                       /s/ Joseph N. Ellis                     March 26, 2007
                                                           -----------------------------------

Ellen Downey                Director                       /s/ Ellen Downey                        March 26, 2007
                                                           -----------------------------------

Thomas Dusthimer            Director                       /s/ Thomas Dusthimer                    March 26, 2007
                                                           -----------------------------------

William Dixon               Director                       /s/ William Dixon                       March 26, 2007
                                                           -----------------------------------

Terrence Murphy             Director                       /s/ Terrence Murphy                     March 26, 2007
                                                           -----------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
  and Stockholders of
DECORATOR INDUSTRIES, INC.

         We have audited the accompanying balance sheets of Decorator Industries, Inc. (a Pennsylvania corporation) as of December 30, 2006 and December 31, 2005 and the related statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decorator Industries, Inc. as of December 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America.




                                              LOUIS PLUNG & COMPANY, LLP
                                              Certified Public Accountants

Pittsburgh, Pennsylvania
March 19, 2007

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

           ASSETS                                                   DECEMBER 30,   DECEMBER 31,
                                                                        2006           2005
                                                                    ------------   ------------
CURRENT ASSETS:
   Cash and Cash Equivalents                                        $    11,379    $   490,377
   Accounts Receivable, less allowance for
      doubtful accounts ($201,355 and $131,690)                       3,725,167      4,574,415
   Inventories                                                        5,651,252      5,800,553
   Other Current Assets                                                 984,145        311,603
                                                                    -----------    -----------
TOTAL CURRENT ASSETS                                                 10,371,943     11,176,948
                                                                    -----------    -----------
Property and Equipment
   Land, Buildings & Improvements                                     9,191,174      7,253,742
   Machinery, Equipment, Furniture & Fixtures                         7,630,186      6,604,629
                                                                    -----------    -----------
Total Property and Equipment                                         16,821,360     13,858,371
   Less: Accumulated Depreciation and Amortization                    7,118,193      6,426,548
                                                                    -----------    -----------
Net Property and Equipment                                            9,703,167      7,431,823
                                                                    -----------    -----------
Goodwill, less accumulated Amortization of $1,348,569                 2,731,717      2,731,717
Identifiable intangible asset, less accumulated Amortization
   of $1,907,713 and $1,259,713                                       1,987,278      2,635,278
Other Assets                                                            204,466        318,599
                                                                    -----------    -----------
TOTAL ASSETS                                                        $24,998,571    $24,294,365
                                                                    ===========    ===========

      LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                                 $ 1,900,471    $ 3,075,795
   Current Maturities of Long-term Debt                                 206,815        211,800
   Checks Issued but Not Yet Presented                                  588,245             --
   Accrued Expenses:
      Compensation                                                      804,929        944,109
      Other                                                           1,489,125        852,895
                                                                    -----------    -----------
TOTAL CURRENT LIABILITIES                                             4,989,585      5,084,599
                                                                    -----------    -----------
Long-Term Debt                                                        1,741,444      1,536,754
Deferred Income Taxes                                                   839,000        585,000
                                                                    -----------    -----------
TOTAL LIABILITIES                                                     7,570,029      7,206,353
                                                                    -----------    -----------
Stockholders' Equity
   Common Stock $.20 par value: Authorized shares, 10,000,000;
      Issued shares, 4,628,053 and 4,574,490                            925,611        914,898
   Paid-in Capital                                                    1,797,810      1,616,843
   Retained Earnings                                                 22,698,567     22,651,391
                                                                    -----------    -----------
                                                                     25,421,988     25,183,132
   Less: Treasury stock, at cost: 1,627,388 and 1,648,088 shares      7,993,446      8,095,120
                                                                    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                           17,428,542     17,088,012
                                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $24,998,571    $24,294,365
                                                                    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS

                                                              FOR THE FISCAL YEAR
                                                 ----------------------------------------------
                                                     2006             2005             2004
                                                 ------------     ------------     ------------
Net Sales                                        $ 52,237,720     $ 50,525,343     $ 50,449,214
Cost of Products Sold                              42,926,510       40,258,115       40,332,649
                                                 ------------     ------------     ------------
Gross Profit                                        9,311,210       10,267,228       10,116,565

Selling and Administrative Expenses                 8,688,386        8,148,485        7,798,898
                                                 ------------     ------------     ------------
Operating Income                                      622,824        2,118,743        2,317,667

Other Income (Expense)
  Interest, Investment and
    Other Income                                      112,649           90,902           90,163
  Interest Expense                                    (90,080)         (74,831)        (107,132)
                                                 ------------     ------------     ------------
Earnings Before Income Taxes                          645,393        2,134,814        2,300,698
Provision for Income Taxes                            240,000          770,000          906,000
                                                 ------------     ------------     ------------
NET INCOME                                       $    405,393     $  1,364,814     $  1,394,698
                                                 ============     ============     ============
EARNINGS PER SHARE
  BASIC                                          $       0.14     $       0.47     $       0.50
                                                 ============     ============     ============
  DILUTED                                        $       0.13     $       0.46     $       0.47
                                                 ============     ============     ============
Weighted Average Number of Shares Outstanding
  Basic                                             2,982,735        2,882,196        2,816,661
  Diluted                                           3,036,488        2,998,598        2,966,787

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                COMMON          PAID-IN        RETAINED       TREASURY
                                 STOCK          CAPITAL        EARNINGS         STOCK           TOTAL
                              -----------     -----------     -----------    -----------     -----------
BALANCE AT
JANUARY 3, 2004               $   897,146     $ 1,426,435     $20,576,497    $(8,285,457)    $14,614,621
Transactions for 2004
  Net Income                                                    1,394,698                      1,394,698
  Issuance of stock for
    Exercise of options               800         (34,406)                        82,106         48,500
  Issuance of stock for
    Directors compensation                         31,246                         48,754          80,000
  Dividends paid                                                 (338,151)                      (338,151)
                              -----------     -----------     -----------    -----------     -----------
BALANCE AT
JANUARY 1, 2005               $   897,946     $ 1,423,275     $21,633,044    $(8,154,597)    $15,799,668
Transactions for 2005
  Net Income                                                    1,364,814                      1,364,814
  Issuance of stock for
    Exercise of options            16,952         165,254                         17,791         199,997
  Issuance of stock for
    Directors compensation                         28,314                         41,686          70,000
  Dividends paid                                                 (346,467)                      (346,467)
                              -----------     -----------     -----------    -----------     -----------
BALANCE AT
DECEMBER 31, 2005             $   914,898     $ 1,616,843     $22,651,391    $(8,095,120)    $17,088,012
Transactions for 2006
  Net Income                                                      405,393                        405,393
  Issuance of stock for
    Exercise of options            10,713          99,710                         54,030        164,453
  Issuance of stock for
    Directors compensation                         33,356                         47,644          81,000
  Stock-Based Compensation                         47,901                                         47,901
  Dividends paid                                                 (358,217)                      (358,217)
                              -----------     -----------     -----------    -----------     -----------
BALANCE AT
DECEMBER 30, 2006             $   925,611     $ 1,797,810     $22,698,567    $(7,993,446)    $17,428,542
                              ===========     ===========     ===========    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS

                                                                  FOR THE FISCAL YEAR
                                                       -------------------------------------------
                                                          2006            2005             2004
                                                       -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                          $   405,393     $ 1,364,814     $ 1,394,698
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
      Depreciation and Amortization                      1,449,129       1,436,911       1,407,986
      Provision for Losses on Accounts Receivable          196,416          30,000              --
      Deferred Taxes                                       232,000         (64,000)         51,000
      Stock-Based Compensation                              47,901              --              --
      Loss on Disposal of Assets                            15,606         165,315          11,079
   Increase (Decrease) from Changes in:
      Accounts Receivable                                  651,832      (1,138,741)         54,744
      Inventories                                          149,301        (686,902)         77,218
      Prepaid Expenses                                    (650,542)        233,740        (331,568)
      Other Assets                                         114,133        (138,017)        226,182
      Accounts Payable                                  (1,175,324)        536,543         660,569
      Accrued Expenses                                     497,550        (152,904)         96,473
                                                       -----------     -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                1,933,395       1,586,759       3,648,381
                                                       -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net Cash Paid for Acquisitions                               --      (1,067,472)     (4,269,422)
   Capital Expenditures                                 (3,091,473)       (579,629)     (2,266,446)
   Proceeds from Property Dispositions                       3,894          71,373           5,852
                                                       -----------     -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                   (3,087,579)     (1,575,728)     (6,530,016)
                                                       -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                (207,295)       (174,723)       (169,806)
   Dividend Payments                                      (358,217)       (346,467)       (338,151)
   Change in Checks Issued but Not Yet Presented           588,245              --              --
   Proceeds from Exercise of Stock Options                 164,453         199,997          48,500
   Net Borrowings under Line-of-Credit Agreements          407,000              --              --
   Issuance of Stock for Directors' Trust                   81,000          70,000          80,000
                                                       -----------     -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        675,186        (251,193)       (379,457)

Net Decrease in Cash and Cash Equivalents                 (478,998)       (240,162)     (3,261,092)
Cash and Cash Equivalents at Beginning of Year             490,377         730,539       3,991,631
                                                       -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    11,379     $   490,377     $   730,539
                                                       ===========     ===========     ===========
Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                         $    80,996     $   105,755     $    54,483
      Income Taxes                                     $   551,368     $   612,172     $ 1,135,437

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

         Fiscal Year
         -----------

         The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in approximately every sixth year containing 53 weeks. Fiscal year 2006 was a 52-week period ended December 30, 2006, Fiscal year 2005 was a 52-week period ending December 31, 2005, and Fiscal year 2004 was a 52-week period ending January 1, 2005.

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

         Goodwill and Other Intangible Assets
         ------------------------------------

         The excess of investment costs over the fair value of net assets related to the acquisitions of Haleyville Manufacturing (1973), Liberia Manufacturing (1985) and Specialty Windows (1997) was being amortized over a period of 40 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" the Company no longer amortizes goodwill. Accordingly, no goodwill was amortized in 2002 and thereafter. Starting in 2002 the Company was required to evaluate the remaining goodwill of $2,731,717 for possible impairment. The Company tests its goodwill annually for impairment, or more frequently if events or changes in circumstances indicate possible impairment. Management has most recently evaluated the goodwill as of December 30, 2006 and determined that no impairment exists.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         The Company has an identifiable intangible asset of $1,987,278 arising from the January 2004 purchase of its Douglas, Georgia facility from Fleetwood Enterprises, Inc. and the related supply agreement. This is due to $3,894,991 of acquisition expenses less $1,907,713 of accumulated amortization for this intangible asset. This intangible asset will be amortized over the life of the agreement with Fleetwood. The agreement to expand its relationship and become Fleetwood's exclusive supplier of selected interior furnishing products was the primary factor in compelling the Company to make the acquisition. The asset is currently being amortized over six years. The remaining benefits of the agreement with Fleetwood exceed the remaining capitalized cost of the intangible asset.

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

         All cash balances at December 30, 2006 and December 31, 2005 were in general deposit and/or checking accounts.

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

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Advertising Expenses
         --------------------

         The Company incurs minimal "advertising expenses" in the form of participation in industry trade shows and in the case of the hospitality industry in the preparation and printing of sample books. Advertising expenses were $213,721 in fiscal 2006, $119,078 in fiscal 2005, and $57,032 in fiscal 2004. The increased expenses in 2006 and 2005 were incurred to enhance the Company's visibility as a resource to the lodging industry. The amount of promotional material recorded as a deferred expense in the Company's balance sheets was $88,362 at December 30, 2006; $18,150 at December 31, 2005, and $36,900 at January 1, 2005.

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

         In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc. Only receivables from sales to the hospitality industry may be assigned to CIT. Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables. If CIT approves an order from a hospitality customer and the resulting receivables are not paid or disputed by the customer within ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (hospitality sales are made on Net 30 terms). Approved receivables were approximately $872,000 at December 30, 2006. Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company. The Company pays CIT six-tenths of a percent of all assigned receivables. Management believes this cost was mostly offset by reductions in Bad Debt expense and collection costs in 2005. The Company entered into this arrangement to take advantage of CIT's extensive credit checking and collection capabilities. Management believes this arrangement has improved liquidity.

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

         Fair Value of Financial Instruments
         -----------------------------------

         Marketable securities are carried at fair value. A loss of $1,299 and a gain of $205 are included in income for the years ended December 30, 2006 and December 31, 2005, respectively. All other financial instruments are carried at amounts believed to approximate fair value.

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

         At December 30, 2006, the Company had options outstanding under one fixed stock option plan. If the Company had elected to recognize compensation expense in prior years for options granted based on their fair values at the grant dates, consistent with SFAS No. 123(R), net income and earnings per share would have been reported as follows:

                                                     2006           2005              2004
                                                 -----------    -------------     -------------
Net Income, as reported                          $   405,393    $   1,364,814     $   1,394,698

Deduct: value of stock-based employee
    compensation earned but not recorded
    in the Statements of Earnings                $        --    $     (74,548)    $    (163,393)
                                                 -----------    -------------     -------------

Pro forma net income                             $   405,393    $   1,290,266     $   1,231,305

Earnings per share:
    Basic: as reported                             $    0.14    $        0.47     $        0.50
    Basic: pro forma                               $    0.14    $        0.45     $        0.44

    Diluted: as reported                           $    0.13    $        0.46     $        0.47
    Diluted: pro forma                             $    0.13    $        0.43     $        0.42

         The Company expensed $47,901 in 2006 under existing option grants.

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

         Recent Accounting Developments
         ------------------------------

         The following Statements of Financial Accounting Standards (SFAS) and Financial Interpretation (FIN) were issued by the Financial Accounting Standards Board (FASB):

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". SFAS No. 155 will not have an effect on the Company's financial statements.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an Amendment of FASB Statement No. 140". SFAS No. 156 will not have an effect on the Company's financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard provides increased guidance in computing fair value of assets and liabilities to an approach that is more market influenced and less entity specific. The Company will apply this standard prospectively for transactions beginning with its 2008 fiscal year. None of the Company's assets or liabilities will be required to be retrospectively adjusted.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS No. 158 will not have an effect on the Company's financial statements.

         In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". FIN 48 will not have an effect on the Company's financial statements.

(2)      INVENTORIES
         -----------

         Inventories consisted of the following classifications:

                                           2006           2005
                                        ----------    ----------
         Raw materials & supplies       $4,737,878    $4,982,121
         In process & finished goods       913,374       818,432
                                        ----------    ----------
                                        $5,651,252    $5,800,553
                                        ==========    ==========

(3)      LEASES
         ------

         The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the Company bears the cost of maintenance and repairs and other operating expenses. Rent expense was $385,750 in 2006, $386,862 in 2005, and $390,017 in 2004.

         Commitments under these leases extend through December 2011 and are as follows:

                               2007                $194,607
                               2008                $105,931
                               2009                 $89,891
                               2010                 $40,855
                               2011                 $17,823

(4)      COMMITMENTS
         -----------

         The Company has commitments under employment, consulting and non-compete agreements entered into with three individuals. The minimum commitments under these agreements are payable as follows:

                               2007                $470,121
                               2008                $386,621
                               2009                $367,799
                               2010                $356,334
                               2011                $356,334
                         Thereafter                $356,334

         The commitments are fixed as to cash compensation, but include the costs of fringe benefits guaranteed under the terms of the contracts. One of the commitments includes a long term care policy for the individual. Should premiums for this long term care policy increase, the Company's liability for this commitment will increase accordingly.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(5)      SIGNIFICANT CUSTOMERS
         ---------------------

         Sales to Fleetwood Enterprises accounted for 26.6%, 22.5% and 30.6% of Company sales in 2006, 2005 and 2004, respectively. Fleetwood operates in the manufactured housing and recreational vehicle industries. Sales to Thor Industries accounted for 8.9%, 9.4% and 10.8% of Company sales in 2006, 2005 and 2004, respectively. Thor operates in the recreational vehicle industry.

 (6)     LONG TERM-DEBT AND CREDIT ARRANGEMENTS
         --------------------------------------

         Long-term debt consists of the following:

                                                                           2006          2005
                                                                        ----------    ----------
         Note payable in monthly payments of $2,088 through
         August 2007 at 4% interest.  This note is secured by
         the first mortgage on the Bloomsburg, PA building              $   14,148    $   37,943

         Note payable in monthly payments of $3,556 principal
         plus accrued interest at 4.39% monthly through June 2008
         This note is secured by the Company's Elkhart, IN building        487,111       529,778

         Bond payable in monthly installments through November
         2008.  The interest rate is variable and is 4.01% at
         December 30, 2006.  This bond is secured by the
         Company's Bloomsburg, PA property                                 100,000       145,833

         Bond payable in quarterly installments through March
         2014.  The interest rate is variable and is  4.06% at
         December 30, 2006.  This bond is secured by the
         Company's Goshen, IN property                                     940,000     1,035,000

         Borrowings on revolving line of credit.  The interest
         rate is variable and is 6.82% at December 30, 2006 with
         interest payable monthly. Principal is due at the
         maturity date of June 30, 2009                                    407,000            --
                                                                        ----------    ----------
                                                                         1,948,259     1,748,554
         Less amount due within one year                                   206,815       211,800
                                                                        ----------    ----------
                                                                        $1,741,444    $1,536,754
                                                                        ==========    ==========

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(6)      LONG TERM-DEBT AND CREDIT ARRANGEMENTS (CONTINUED)
         --------------------------------------------------

         The principal payments on long-term debt for the five years subsequent to December 30, 2006 are as follows:

                            2007              $206,815
                            2008              $599,444
                            2009              $527,000
                            2010              $125,000
                            2011              $140,000
                      Thereafter              $350,000

         In May 2006, the Company entered into a new line-of-credit agreement with Wachovia Bank. This agreement replaces the previous agreement that the Company had with Washington Mutual Bank. The agreement with Wachovia provides for a revolving line of credit of up to $5,000,000, and expires in June 2009. The interest rate is LIBOR plus 150 basis points and the Company is required to maintain certain financial covenants. The Company was in compliance with these covenants at year end. In addition, the Company may borrow an additional $1,000,000 up until June 30, 2007 as a term loan with a thirty-six month amortization. At December 30, 2006, the Company had $407,000 in outstanding borrowings on its line-of-credit. The Company expects to use its line of credit from time to time throughout 2007.

(7)      EMPLOYEE BENEFIT PLANS
         ----------------------

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed 1 year of employment. Eligible employees may contribute up to 75% of their earnings with a maximum of $15,000 for 2006 ($20,000 for employees over 50 years of age) based on the Internal Revenue Service annual contribution limit. The Company will match 25% of the first 6% of the employee's contributions up to 1.5% of each employee's earnings. Prior to January 1, 2006, the Company matched 25% of the first 4% of the employee's contributions up to 1% of each employee's earnings. Contributions are invested at the direction of the employee to one or more funds. Company contributions begin to vest after two years, with 100% vesting after five years. Company contributions to the plan were $66,765 in 2006, $49,213 in 2005, and $46,230 in 2004.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(8)      STOCK OPTIONS
         -------------

         Under the 1995 Incentive Stock Option Plan, (the "1995 Plan"), the Company has granted options to its key employees for up to 520,832 (as adjusted for stock splits) shares of Common Stock. Under this plan, the exercise price of the option equals the fair market price of the Company's stock on the date of the grant and an option's maximum term is 10 years. Pursuant to the Plan, options for 17,500 shares and 69,700 shares were granted in 2005 and 2004, respectively. No options were granted in 2006 under the Plan. The Plan expired during fiscal 2005, and all options available under the Plan have been issued. Options granted under the Plan continue to be valid until their respective expiration dates.

         Under the 2006 Incentive Stock Option Plan, (the "2006 Plan"), the Company may issue up to 250,000 shares of Common Stock. Under this plan, the exercise price of the option equals the fair market price of the Company's stock on the date of the grant and an option's maximum term is 10 years. No options have been granted under the 2006 Plan as of December 30, 2006.

         A summary of the status of the Company's outstanding stock options as of December 30, 2006, December 31, 2005, and January 1, 2005, and changes during the years ending on those dates is presented below:

                                             2006                   2005                  2004
                                    ---------------------  --------------------- ---------------------
                                                EXERCISE               EXERCISE              EXERCISE
                                    SHARES (1)  PRICE (2)  SHARES (1)  PRICE (2) SHARES (1)  PRICE (2)
                                    ----------  ---------  ----------  --------- ----------  ---------
Outstanding at beginning of year      362,728     $6.19      506,632     $5.78     476,136     $5.37
Granted                                    --        --       17,500      9.00      69,700      8.06
Exercised                            (109,966)     4.91     (148,904)     4.89     (39,204)     5.12
Forfeited/Cancelled                    (9,000)     7.08      (12,500)     8.87          --        --
                                     --------               --------              --------
Outstanding at year-end               243,762     $6.74      362,728     $6.19     506,632     $5.78

Options exercisable at year-end       197,442                293,468               427,932
Weighted average fair value of
  options granted during the year          --                  $3.35                 $2.71

         The following information applies to fixed stock options outstanding at December 30, 2006:

         Number outstanding (1)                               243,762
         Range of exercise prices                             $5.86 to $9.30
         Weighted-average exercise price                      $6.74
         Weighted-average remaining contractual life           5.77 years
         _______________________
         (1) As adjusted for the five-for-four stock splits in June 1997 and July 1998.
         (2)      Based on the weighted-average exercise price.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(9)      INCOME TAXES
         ------------

         A summary of income taxes is as follows:

                         2006         2005           2004
                       ---------    ---------     ---------
         Current:
            Federal    $     500    $ 679,000     $ 705,000
            State          7,500      155,000       150,000
         Deferred        232,000      (64,000)       51,000
                       ---------    ---------     ---------

         Total         $ 240,000    $ 770,000     $ 906,000
                       =========    =========     =========

         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax liability relate to the following:

                                                            2006         2005
                                                         ---------    ---------
         Depreciation                                    $ 600,000    $ 397,000
         Amortization                                      405,000      351,000
         Inventories, due to additonal cost
           recorded for income tax purposes                (21,000)     (17,000)
         Accounts receivable, due to allowance
           for doubtful accounts                           (79,000)     (51,000)
         Directors' Trust                                 (165,000)    (163,000)
         Accrued liabilities, due to expenses not yet
           deductible for income tax purposes               (8,000)     (17,000)
                                                         ---------    ---------
                                                         $ 732,000    $ 500,000
                                                         =========    =========

         The net deferred income tax liability is presented in the balance sheets as follows:

                                  2006         2005
                                --------    --------
         Current Asset          $107,000    $ 85,000
         Long-term Liability     839,000     585,000

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(9)      INCOME TAXES (CONTINUED)
         ------------------------

         The effective income tax rate varied from the statutory Federal tax rate as follows:

                                             2006      2005      2004
                                             ----      ----      ----
         Federal statutory rate              34.0%     34.0%     34.0%
         State income taxes, net of
             federal income tax benefit       4.8       4.1       4.2
         Other                               (1.6)     (2.0)      1.2
                                             ----      ----      ----
         Effective income tax rate           37.2%     36.1%     39.4%
                                             ====      ====      ====

         The Internal Revenue Service ("IRS") has completed an examination of the Company's federal income tax returns for 2003, 2004 and 2005. The IRS accepted the returns as filed.

(10)     EARNINGS PER SHARE
         ------------------

         In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                            2006          2005          2004
                                         ----------    ----------    ----------
         Numerator:
           Net income                    $  405,393    $1,364,814    $1,394,698
                                         ==========    ==========    ==========

         Denominator
           Weighted-average number of
              Common Shares outstanding   2,982,735     2,882,196     2,816,661
           Dilutive effect of stock
              options on net income          53,753       116,402       150,126
                                         ----------    ----------    ----------

                                          3,036,488     2,998,598     2,966,787
                                         ==========    ==========    ==========

         Diluted earnings per share      $     0.13    $     0.46    $     0.47
                                         ==========    ==========    ==========

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

(11)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
         -------------------------------------------

                                  FIRST          SECOND           THIRD           FOURTH
                                 QUARTER         QUARTER         QUARTER          QUARTER           YEAR
                              ------------    ------------    ------------     ------------     ------------
2006
----
Net Sales                     $ 14,662,315    $ 14,478,669    $ 12,469,174     $ 10,627,562     $ 52,237,720
Gross Profit                  $  2,957,818    $  2,733,185    $  1,753,956     $  1,866,251     $  9,311,210
Net Income                    $    547,960    $    312,692    $   (186,881)    $   (268,378)    $    405,393
Earnings Per Common Share:
   Basic                      $       0.19    $       0.10    $      (0.06)    $      (0.09)    $       0.14
   Diluted                    $       0.18    $       0.10    $      (0.06)    $      (0.09)    $       0.13
Average Common
Shares Outstanding:
   Basic                         2,950,508       2,985,524       2,996,241        2,998,666        2,982,735
   Diluted                       3,002,687       3,040,076       2,996,241        2,998,666        3,036,488

                                  FIRST          SECOND           THIRD           FOURTH
                                 QUARTER         QUARTER         QUARTER          QUARTER           YEAR
                              ------------    ------------    ------------     ------------     ------------
2005
----
Net Sales                     $ 12,431,382    $ 13,275,952    $ 12,597,173     $ 12,220,836     $ 50,525,343
Gross Profit                  $  2,601,699    $  2,588,400    $  2,498,579     $  2,578,550     $ 10,267,228
Net Income                    $    418,336    $    241,317    $    347,052     $    358,109     $  1,364,814
Earnings Per Common Share:
   Basic                      $       0.15    $       0.08    $       0.12     $       0.12     $       0.47
   Diluted                    $       0.14    $       0.08    $       0.12     $       0.12     $       0.46
Average Common
Shares Outstanding:
   Basic                         2,852,270       2,880,102       2,882,788        2,913,625        2,882,196
   Diluted                       2,994,455       3,015,562       2,979,321        3,005,054        2,998,598

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

         In connection with the acquisition, the Company and Fleetwood entered into an agreement for the Company to be the exclusive supplier of Fleetwood's drapery, bedspread, and other decor requirements for a period of six years. While Fleetwood has advised the Company that it is satisfied with the Company's performance, it did not extend the contract at this time beyond its current expiration of January 23, 2010. Currently, Fleetwood is limiting contracts to shorter duration with two or three years being an exception.

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

         Fleetwood was the Company's largest customer in 2006 and 2005, representing 26.6% and 22.5% of total sales, respectively.

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------

The Board of  Directors
  and Stockholders of
DECORATOR INDUSTRIES, INC.

         The audit referred to in our opinion dated March 19, 2007 on the financial statements as of December 30, 2006 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in Item 15 (a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.

                                            LOUIS PLUNG & COMPANY, LLP
                                            Certified Public Accountants

Pittsburgh, Pennsylvania
March 19, 2007

                           DECORATOR INDUSTRIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

       COLUMN A                             COLUMN B                COLUMN C             COLUMN D        COLUMN E
       --------                            ----------              ADDITIONS            ----------     ----------
                                                          ---------------------------
                                                             (1)              (2)
                                                          CHARGED TO       CHARGED TO
                                           BALANCE AT       COSTS             OTHER                    BALANCE AT
                                           BEGINNING         AND            ACCOUNTS    DEDUCTIONS         END
DESCRIPTION                                OF PERIOD       EXPENSES         DESCRIBED   DESCRIBED       OF PERIOD
-----------                                ----------     ----------       ----------   ----------     ----------
DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

         2006                               $131,690       196,416              0       126,751(A)      $201,355
         2005                               $144,077        30,000              0        42,387(A)      $131,690
         2004                               $200,598             0              0        56,521(A)      $144,077

(A) Write-off bad debts


ALLOWANCE FOR SALES
RETURNS

         2006                               $ 53,663        18,186              0             0         $ 71,849
         2005                               $ 30,000        23,663              0             0         $ 53,663
         2004                               $ 44,000       (14,000)             0             0         $ 30,000