Form 10-Q
period 2007-03-31
DECORATOR INDUSTRIES INC
filed 2007-05-15
CIK 27613

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                           DECORATOR INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                   1-7753             25-1001433
           ------------                   ------             ----------
  (State or other jurisdiction of       Commission        (I.R.S. Employer
   incorporation or organization)       file number       Identification No.)


          10011 Pines Blvd., Suite #201, Pembroke Pines, Florida 33024
          ------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of each class                    Outstanding at May 15, 2007
        -------------------                    ---------------------------
Common Stock, Par Value $.20 Per Share              3,003,679 shares
================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                                           MARCH 31,     DECEMBER 30,
                                                                             2007            2006
                                                                         -----------     ------------
                                                                         (UNAUDITED)
CURRENT ASSETS:
       Cash and Cash Equivalents                                         $    19,491     $    11,379
       Accounts Receivable, less allowance for
          doubtful accounts ($221,355 and $201,355)                        4,474,108       3,725,167
       Inventories                                                         5,545,967       5,651,252
       Income Taxes Receivable                                               679,217         633,130
       Other Current Assets                                                  411,369         351,015
                                                                         -----------     -----------
TOTAL CURRENT ASSETS                                                      11,130,152      10,371,943
                                                                         -----------     -----------
Property and Equipment
       Land, Buildings & Improvements                                      9,184,957       9,191,174
       Machinery, Equipment, Furniture & Fixtures                          7,670,404       7,630,186
                                                                         -----------     -----------
Total Property and Equipment                                              16,855,361      16,821,360
       Less: Accumulated Depreciation and Amortization                     7,313,403       7,118,193
                                                                         -----------     -----------
Net Property and Equipment                                                 9,541,958       9,703,167
                                                                         -----------     -----------
Goodwill, less accumulated Amortization of $1,348,569                      2,731,717       2,731,717
Identifiable intangible asset, less accumulated Amortization
       of $2,069,713 and $1,907,713                                        1,825,278       1,987,278
Other Assets                                                                 253,593         204,466
                                                                         -----------     -----------
Total Assets                                                             $25,482,698     $24,998,571
                                                                         ===========     ===========
                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts Payable                                                  $ 3,265,561     $ 1,900,471
       Current Maturities of Long-term Debt                                  200,750         206,815
       Checks Issued But Not Yet Presented                                   318,931         588,245
       Accrued Expenses:
          Compensation                                                       487,805         804,929
          Other                                                            1,383,785       1,489,125
                                                                         -----------     -----------
TOTAL CURRENT LIABILITIES                                                  5,656,832       4,989,585
                                                                         -----------     -----------
Long-Term Debt                                                             1,716,277       1,741,444
Deferred Income Taxes                                                        834,000         839,000
                                                                         -----------     -----------
TOTAL LIABILITIES                                                          8,207,109       7,570,029
                                                                         -----------     -----------
Stockholders' Equity
       Common Stock $.20 par value: Authorized shares, 10,000,000;
          Issued shares, 4,628,053                                           925,611         925,611
       Paid-in Capital                                                     1,812,002       1,797,810
       Retained Earnings                                                  22,516,618      22,698,567
                                                                         -----------     -----------
                                                                          25,254,231      25,421,988
       Less: Treasury stock, at cost: 1,624,374 and 1,627,388 shares       7,978,642       7,993,446
                                                                         -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                17,275,589      17,428,542
                                                                         -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $25,482,698     $24,998,571
                                                                         ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                       FOR THE THIRTEEN WEEKS ENDED
                                                         ------------------------------------------------------
                                                                MARCH 31,                      APRIL 1,
                                                                  2007                           2006
                                                         -----------------------       ------------------------
Net Sales                                                $ 12,247,417     100.0%        $ 14,662,315     100.0%
Cost of Products Sold                                      10,317,008      84.2%          11,704,497      79.8%
                                                         ------------                   ------------
Gross Profit                                                1,930,409      15.8%           2,957,818      20.2%
Selling and Administrative Expenses                         2,072,278      17.0%           2,097,304      14.3%
                                                         ------------                   ------------
Operating (Loss)/Income                                      (141,869)     -1.2%             860,514       5.9%
Other Income (Expense)
     Interest, Investment, and                                 23,201       0.2%              31,212       0.2%
        Other Income
     Interest Expense                                         (23,261)     -0.2%             (18,766)     -0.2%
                                                         ------------                   ------------
Earnings Before Income Taxes                                 (141,929)     -1.2%             872,960       5.9%
Provision for Income Taxes                                    (50,000)     -0.4%             325,000       2.2%
                                                         ------------                   ------------
NET (LOSS)/INCOME                                           $ (91,929)     -0.8%           $ 547,960       3.7%
                                                         ============                   ============
EARNINGS PER SHARE
     BASIC                                                    $ (0.03)                        $ 0.19
                                                         ============                   ============
     DILUTED                                                  $ (0.03)                        $ 0.18
                                                         ============                   ============
Weighted Average Number of Shares Outstanding
     Basic                                                  3,001,228                      2,950,508
     Diluted                                                3,001,228                      3,002,687

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         FOR THE THIRTEEN WEEKS ENDED
                                                         ----------------------------
                                                          MARCH 31,        APRIL 1,
                                                            2007             2006
                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss)/Income                                   $   (91,929)     $   547,960
     Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities
        Depreciation and Amortization                        373,654          353,214
        Provision for Losses on Accounts Receivable           20,600               --
        Deferred Taxes                                        (8,000)          20,000
        Stock-Based Compensation                               8,746           17,152
        Gain on Disposal of Assets                           (13,127)            (720)
     Increase/(Decrease) from Changes in:
        Accounts Receivable                                 (769,541)        (665,487)
        Inventories                                          105,285         (127,559)
        Prepaid Expenses                                    (103,441)        (124,850)
        Other Assets                                         (49,127)        (189,904)
        Accounts Payable                                   1,365,090          330,472
        Accrued Expenses                                    (422,767)         318,811
                                                         -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    415,443          479,089
                                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures                                    (56,662)        (138,553)
     Proceeds from Property Dispositions                      19,647            2,900
                                                         -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                        (37,015)        (135,653)
                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term Debt Payments                                 (54,232)         (44,867)
     Dividend Payments                                       (90,020)         (88,774)
     Change in Checks Issued but Not Yet Presented          (269,314)              --
     Proceeds from Exercise of Stock Options                      --           99,993
     Net Borrowings under Line-of-Credit Agreement            23,000               --
     Issuance of Stock for Directors Trust                    20,250           20,250
                                                         -----------      -----------
NET CASH USED IN FINANCING ACTIVITIES                       (370,316)         (13,398)

Net Increase in Cash and Cash Equivalents                      8,112          330,038
Cash and Cash Equivalents at Beginning of Year                11,379          490,377
                                                         -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    19,491      $   820,415
                                                         ===========      ===========
Supplemental Disclosures of Cash Flow Information:
     Cash Paid for:
        Interest                                         $    21,184      $    16,083
        Income Taxes                                     $     1,500      $        --

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED MARCH 31, 2007 AND APRIL 1, 2006
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2007, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended March 31, 2007 and April 1, 2006.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 30, 2006. The results of operations for the thirteen week periods ended March 31, 2007 and April 1, 2006 are not necessarily indicative of operating results for the full year.

NOTE 3.           INVENTORIES

         Inventories at March 31, 2007 and December 30, 2006 consisted of the following:


                                   MARCH 31,     DECEMBER 30,
                                     2007            2006
                                  ----------     ------------
Raw Material and Supplies         $4,768,782       $4,737,878
In Process and Finished Goods        777,185          913,374
                                  ----------     ------------
Total Inventory                   $5,545,967       $5,651,252
                                  ==========     ============


NOTE 4.           EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. No dilution is shown for the thirteen weeks ended March 31, 2007 since the effect of the stock options on the net loss is antidilutive. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                       FOR THE THIRTEEN WEEKS ENDED
                                       ----------------------------
                                        MARCH 31,        APRIL 1,
                                          2007             2006
                                       -----------      -----------
Numerator:
   Net (loss) income                   $   (91,929)     $   547,960
                                       ===========      ===========
Denominator:
   Weighted-average number of
       common shares outstanding         3,001,228        2,950,508

   Dilutive effect of
       stock options on net income               0           52,179
                                       -----------      -----------
                                         3,001,228        3,002,687
                                       ===========      ===========
   Diluted earnings per share:         $     (0.03)     $      0.18
                                       ===========      ===========

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

FINANCIAL CONDITION

The Company's financial ratios changed as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 9.04%

                              MARCH 31,     DECEMBER 30,
                                2007           2006
                             ----------     ------------
Current Ratio                  1.97:1         2.08:1
Quick Ratio                    0.99:1         0.95:1
LT Debt to Total Capital       9.04%          9.08%
Working Capital              $5,473,320     $5,382,358


At March 31, 2007, the Company had outstanding borrowings of $430,000 on its line of credit. The Company expects to use its line of credit in 2007. In April and May 2007, the Company received over $630,000 in refunds for overpayments of estimated 2006 federal and state income taxes. These refunds will help provide greater liquidity for the remainder of fiscal 2007.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Days Sales Outstanding (DSO) in accounts receivable were 32.5 days at March 31, 2007 compared to 31.0 and 31.6 days at December 30, 2006 and April 1, 2006, respectively. The higher DSO for the current quarter is primarily due to having a higher percentage of the Company's receivables due from hospitality customers, as this market historically has higher DSO. Net accounts receivable was $4,474,108 at March 31, 2007, compared to $3,725,167 and $5,238,902 at December
30, 2006 and April 1, 2006, respectively. The increase in accounts receivable from fiscal year end is due to the seasonality of the Company's sales, while the decrease in accounts receivable from a year ago is due to the reduced sales volumes in the current year. Inventories were $5,545,967 at March 31, 2007, as compared to $5,651,252 and $5,928,112 at December 30, 2006 and April 1, 2006,
respectively. This downward trend in inventory levels is due to decreased sales as well as the Company's attempts to decrease its inventory levels.

Capital expenditures were $56,662 for the quarter ended March 31, 2007, compared to $138,553 for the same period of the prior year. The major reason for this decrease was lower expenditures in the current period for the implementation of the Company's new enterprise-resource-planning system.

Management does not foresee any events which will adversely affect its liquidity during 2007.

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the thirteen week periods ended March 31, 2007 and April 1, 2006:


     (dollars in thousands)
                                 FOR THE THIRTEEN WEEKS ENDED
                         --------------------------------------------
                               MARCH 31,                APRIL 1,
                                2007                     2006
                         -------------------      -------------------
                           NET         % OF         NET        % OF
                          SALES       TOTAL        SALES       TOTAL
                         -------     -------      -------     -------

Recreational Vehicle     $ 7,384          60%     $ 9,127          62%
Manufactured Housing       1,914          16%       2,808          19%
Hospitality                2,949          24%       2,727          19%
                         -------     -------      -------     -------
Total Net Sales          $12,247         100%     $14,662         100%
                         =======                  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED MARCH 31, 2007, (FIRST QUARTER 2007) COMPARED TO THIRTEEN WEEK PERIOD ENDED APRIL 1, 2006, (FIRST QUARTER 2006)

The following table shows a comparison of the results of operations between First Quarter 2007 and First Quarter 2006:

                                        FIRST QUARTER     % OF      FIRST QUARTER      % OF       $ INCREASE         %
                                            2007          SALES         2006           SALES      (DECREASE)       CHANGE
                                        -------------     -----     -------------     -------    ------------      ------
Net Sales                               $ 12,247,417        100%    $ 14,662,315          100%   $ (2,414,898)      -16.5%
Cost of Products Sold                     10,317,008       84.2%      11,704,497         79.8%     (1,387,489)      -11.9%
                                        ------------      -----     ------------      -------    ------------
Gross Profit                               1,930,409       15.8%       2,957,818         20.2%     (1,027,409)      -34.7%

Selling and Administrative Expenses        2,072,278       17.0%       2,097,304         14.3%        (25,026)       -1.2%
                                        ------------      -----     ------------      -------    ------------
Operating Income                            (141,869)      -1.2%         860,514          5.9%     (1,002,383)     -116.5%

Other Income (Expense)
     Interest, Investment and
        Other Income                          23,201        0.2%          31,212          0.2%         (8,011)       25.7%
     Interest Expense                        (23,261)      -0.2%         (18,766)        -0.2%         (4,495)       24.0%
                                        ------------      -----     ------------      -------    ------------
Earnings Before Income Taxes                (141,929)      -1.2%         872,960          5.9%     (1,014,889)     -116.3%
Provision for Income Taxes                   (50,000)      -0.4%         325,000          2.2%       (375,000)     -115.4%
                                        ------------      -----     ------------      -------    ------------
NET INCOME                              $    (91,929)      -0.8%     $   547,960          3.7%   $   (639,889)     -116.8%
                                        ============      =====     ============      =======    ============


Net sales for the First Quarter 2007 were $12,247,417, compared to $14,662,315 for the same period in the previous year, a 16.5% decrease. Sales to the Company's recreational vehicle customers decreased 19.1% in First Quarter 2007 when compared to the same period of the prior year. Approximately 12% of the Company's sales to its recreational vehicle customers in the First Quarter 2006 were for Emergency Living Units ("ELU's"). The recreational vehicle industry reported a 15.6% decrease in shipments during the First Quarter 2007 compared to the same period of the prior year (excluding ELU's). Sales to the Company's manufactured housing customers decreased 31.8% in First Quarter 2007 when compared to the same period of the prior year. The manufactured housing industry decreased shipments by 36.5% over the same period. Much of the decrease is due to increased sales in the First Quarter 2006 arising from the 2005 Gulf Coast hurricanes. Sales to the Company's hospitality customers increased 8.1% in the First Quarter 2007 when compared to the same period of the prior year, largely due to increased sales and marketing efforts in the current year.

Cost of products sold increased to 84.2% in the First Quarter 2007 compared to 79.8% a year ago. The major reasons for the increase in this percentage was an increase in the percentage of raw material costs due to changes in product mix, increase in labor costs as a percent of sales due to lower production levels, and a higher percentage for factory overhead due to fixed expenses being spread over a lower sales volume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Selling and administrative expenses were $2,072,278 in the First Quarter 2007 versus $2,097,304 in the First Quarter 2006, mostly unchanged due to fixed overhead expenses. The percentage of selling and administrative expenses to net sales increased from 14.3% to 16.9% as fixed expenses were spread over a lower sales volume.

Interest expense increased to $23,261 in the First Quarter 2007 from $18,766 in the First Quarter 2006, due to increased borrowings on the Company's line of credit during the First Quarter 2007.

Net loss was $91,929 in the First Quarter 2007 compared to net income of $547,960 in the First Quarter 2006. This decrease is the result of lower sales. Diluted earnings per share decreased from $0.18 per share earnings during the First Quarter 2006 to $0.03 per share loss during the First Quarter 2007.

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the first quarters of fiscal 2007 and 2006:

                                    FOR THE THIRTEEN WEEKS ENDED
                                    ----------------------------
                                     MARCH 31,         APRIL 1,
                                       2007             2006
                                    -----------      -----------
Net (Loss)/Income                   $   (91,929)     $   547,960

Add:
     Interest                            23,261           18,766
     Taxes                              (50,000)         325,000
     Depreciation & Amortiztion         373,654          353,214
     Gain on Disposal                   (13,127)            (720)
                                    -----------      -----------
EBITDA                              $   241,859      $ 1,244,220
                                    ===========      ===========

Item 4. Controls and Procedures.

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007 and have concluded that they were adequate and effective.

(b) During the most recent fiscal quarter, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6. Exhibits

         31.1 - Certification of Principal Executive Officer

         31.2 - Certification of Principal Financial Officer

         32   - Certificate required by 18 U.S.C.ss.1350.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DECORATOR INDUSTRIES, INC.
                                       (Registrant)


Date: May 15, 2007              By: /s/ William A. Bassett
                                    -------------------------------------
                                    William A. Bassett
                                    Chief Executive Officer and President


Date: May 15, 2007              By: /s/ Michael K. Solomon
                                    -------------------------------------
                                    Michael K. Solomon
                                    Chief Financial Officer