Form 10-Q
period 2007-06-30
DECORATOR INDUSTRIES INC
filed 2007-08-14
CIK 27613

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

                  For the quarterly period ended June 30, 2007
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           DECORATOR INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                    1-7753              25-1001433
         ------------                    ------              ----------
 State or other jurisdiction of       (Commission          (I.R.S. Employer
 incorporation or organization)       file number)        Identification No.)

          10011 Pines Blvd., Suite #201, Pembroke Pines, Florida 33024
          ------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (954) 436-8909
                                 --------------
               Registrant's telephone number, including area code

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of each class                    Outstanding at August 14, 2007
       -------------------                    ------------------------------
Common Stock, Par Value $.20 Per Share               3,006,693 shares

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

                                     ASSETS
                                                                         June 30,      December 30,
                                                                           2007           2006
                                                                       -----------     -----------
                                                                       (UNAUDITED)
Current Assets:
     Cash and Cash Equivalents                                         $    32,904     $    11,379
     Accounts Receivable, less allowance for
        doubtful accounts ($258,809 and $201,355)                        5,082,722       3,725,167
     Inventories                                                         6,265,827       5,651,252
     Income Taxes Receivable                                                25,044         633,130
     Other Current Assets                                                  492,189         351,015
                                                                       -----------     -----------
Total Current Assets                                                    11,898,686      10,371,943
                                                                       -----------     -----------
Property and Equipment
     Land, Buildings & Improvements                                      9,193,421       9,191,174
     Machinery, Equipment, Furniture & Fixtures                          7,741,201       7,630,186
                                                                       -----------     -----------
Total Property and Equipment                                            16,934,622      16,821,360
     Less: Accumulated Depreciation and Amortization                     7,518,307       7,118,193
                                                                       -----------     -----------
Net Property and Equipment                                               9,416,315       9,703,167
                                                                       -----------     -----------
Goodwill, less accumulated Amortization of $1,348,569                    3,195,371       2,731,717
Identifiable intangible asset, less accumulated Amortization
     of $2,231,713 and $1,907,713                                        1,663,278       1,987,278
Other Assets                                                               309,594         204,466
                                                                       -----------     -----------
Total Assets                                                           $26,483,244     $24,998,571
                                                                       ===========     ===========
                   LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                                  $ 3,563,671     $ 1,900,471
     Current Maturities of Long-term Debt                                  617,233         206,815
     Checks Issued But Not Yet Presented                                   590,660         588,245
     Accrued Expenses:
        Compensation                                                       528,704         804,929
        Other                                                            1,874,494       1,489,125
                                                                       -----------     -----------
Total Current Liabilities                                                7,174,762       4,989,585
                                                                       -----------     -----------

Long-Term Debt                                                           1,192,000       1,741,444
Deferred Income Taxes                                                      841,000         839,000
                                                                       -----------     -----------
Total Liabilities                                                        9,207,762       7,570,029
                                                                       -----------     -----------
Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,628,053                                           925,611         925,611
     Paid-in Capital                                                     1,823,601       1,797,810
     Retained Earnings                                                  22,490,108      22,698,567
                                                                       -----------     -----------
                                                                        25,239,320      25,421,988
     Less: Treasury stock, at cost: 1,621,360 and 1,627,388 shares       7,963,838       7,993,446
                                                                       -----------     -----------
Total Stockholders' Equity                                              17,275,482      17,428,542
                                                                       -----------     -----------
Total Liabilities and Stockholders' Equity                             $26,483,244     $24,998,571
                                                                       ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                       For the Thirteen Weeks Ended                        For the Twenty-Six Weeks Ended
                              -----------------------------------------------    ------------------------------------------------
                                June 30,                  July 1,                   June 30,                 July 1,
                                 2007                      2006                      2007                     2006
                              ------------             ------------               ------------             ------------
Net Sales                     $ 12,671,235    100.0%   $ 14,478,669    100.0%     $ 24,918,652   100.0%    $ 29,140,984    100.0%
Cost of Products Sold           10,421,302     82.2%     11,745,484     81.1%       20,738,310    83.2%      23,449,981     80.5%
                              ------------             ------------               ------------             ------------
Gross Profit                     2,249,933     17.8%      2,733,185     18.9%        4,180,342    16.8%       5,691,003     19.5%
Selling and Administrative
  Expenses                       2,149,300     17.0%      2,243,365     15.5%        4,221,578    16.9%       4,340,669     14.9%
                              ------------             ------------               ------------             ------------
Operating Income/(Loss)            100,633      0.8%        489,820      3.4%          (41,236)   -0.1%       1,350,334      4.6%

Other Income (Expense)
       Interest, Investment
            and Other Income        32,290      0.3%         26,915      0.2%           55,491     0.2%          58,127      0.2%
       Interest Expense            (19,323)    -0.2%        (19,043)    -0.1%          (42,584)   -0.2%         (37,809)    -0.1%
                              ------------             ------------               ------------             ------------
Earnings Before Income Taxes       113,600      0.9%        497,692      3.5%          (28,329)   -0.1%       1,370,652      4.7%
Provision for Income Taxes          50,000      0.4%        185,000      1.3%                0     0.0%         510,000      1.7%
                              ------------             ------------               ------------             ------------
Net Income/(Loss)             $     63,600      0.5%   $    312,692      2.2%     $    (28,329)   -0.1%    $    860,652      3.0%
                              ============             ============               ============             ============
EARNINGS PER SHARE
       Basic                  $       0.02             $       0.10               $      (0.01)            $       0.29
                              ============             ============               ============             ============
       Diluted                $       0.02             $       0.10               $      (0.01)            $       0.28
                              ============             ============               ============             ============
Weighted Average Number of
   Shares Outstanding
       Basic                     3,004,209                2,985,524                  3,002,719                2,968,016
       Diluted                   3,024,121                3,040,076                  3,002,719                3,021,382

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             For the Twenty-six Weeks Ended
                                                             ------------------------------
                                                                June 30,         July 1,
                                                                  2007            2006
                                                             ------------      ------------
Cash Flows From Operating Activities:
   Net (Loss)/Income                                          $   (28,329)     $   860,652
   Adjustments to Reconcile Net (Loss)/Income to Net Cash
   Provided by Operating Activities
      Depreciation and Amortization                               740,557          706,466
      Provision for Losses on Accounts Receivable                  59,077           16,563
      Deferred Taxes                                              (11,000)           4,000
      Stock-Based Compensation                                     14,899           27,885
      Gain on Disposal of Assets                                  (13,127)            (725)
   Increase/(Decrease) from Changes in:
      Accounts Receivable                                      (1,416,632)      (1,169,907)
      Inventories                                                (394,962)        (847,148)
      Prepaid Expenses                                            479,912         (287,469)
      Other Assets                                               (105,128)        (499,579)
      Accounts Payable                                          1,663,200        1,083,400
      Accrued Expenses                                            (60,772)         926,145
                                                              -----------      -----------
Net Cash Provided by Operating Activities                         927,695          820,283
                                                              -----------      -----------
Cash Flows From Investing Activities:
   Net cash paid for acquisitions                                (538,654)              --
   Capital Expenditures                                          (110,922)        (673,344)
   Proceeds from Property Dispositions                             19,647            3,200
                                                              -----------      -----------
Net Cash Used in Investing Activities                            (629,929)        (670,144)
                                                              -----------      -----------
Cash Flows From Financing Activities:
   Long-term Debt Payments                                       (109,026)         (98,959)
   Dividend Payments                                             (180,130)        (178,396)
   Change in Checks Issued but Not Yet Presented                    2,415               --
   Proceeds from Exercise of Stock Options                             --          164,453
   Net Borrowings under Line-of-Credit Agreement                  (30,000)          19,000
   Issuance of Stock for Directors Trust                           40,500           40,500
                                                              -----------      -----------
Net Cash Used in Financing Activities                            (276,241)         (53,402)

Net Increase in Cash and Cash Equivalents                          21,525           96,737
Cash and Cash Equivalents at Beginning of Year                     11,379          490,377
                                                              -----------      -----------
Cash and Cash Equivalents at End of Period                    $    32,904      $   587,114
                                                              ===========      ===========
Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                                $    38,601      $    32,543
      Income Taxes                                            $    49,511      $   282,451

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              TWENTY-SIX WEEKS ENDED JUNE 30, 2007 AND JULY 1, 2006
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2007, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended June 30, 2007 and July 1, 2006.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 30, 2006. The results of operations for the twenty-six week periods ended June 30, 2007 and July 1, 2006 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at June 30, 2007 and December 30, 2006 consisted of the following:

                                   June 30,     December 30,
                                     2007           2006
                                  ----------    ------------
Raw Material and Supplies         $5,212,632     $4,737,878
In Process and Finished Goods      1,053,195        913,374
                                  ----------    ------------
Total Inventory                   $6,265,827     $5,651,252
                                  ==========    ============

NOTE 4.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. No dilution is shown for the twenty-six weeks ended June 30, 2007 since the effect of the stock options on the net loss is antidilutive. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                      For the Thirteen Weeks Ended    For the Twenty-Six Weeks Ended
                                      ----------------------------    ------------------------------
                                        June 30,         July 1,         June 30,         July 1,
                                          2007            2006            2007             2006
                                      ------------     -----------    ------------      ------------
Numerator:
   Net income/(loss)                   $    63,600     $   312,692     $   (28,329)     $   860,652
                                       ===========     ===========     ===========      ===========
Denominator:
   Weighted-average number of
       common shares outstanding         3,004,209       2,985,524       3,002,719        2,968,016

   Dilutive effect of
       stock options on net income          19,912          54,552               0           53,366
                                       -----------     -----------     -----------      -----------
                                         3,024,121       3,040,076       3,002,719        3,021,382
                                       ===========     ===========     ===========      ===========
   Diluted earnings per share:         $      0.02     $      0.10     $     (0.01)     $      0.28
                                       ===========     ===========     ===========      ===========

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              TWENTY-SIX WEEKS ENDED JUNE 30, 2007 AND JULY 1, 2006
                                   (UNAUDITED)

NOTE 5.  BUSINESS ACQUISITION

         On June 1, 2007, the Company acquired certain assets of Superior Drapery ("Superior") for $820,752. The assets included inventory, accounts receivable and office furniture and equipment. A second closing payment of up to $169,613 may be due on August 31, 2007. Any uncollected accounts receivable, acquired from Superior, will reduce the amount of the second payment. Additional payments for the business may be made over the next five years depending on the sales and profitability of the business. The additional payments will be no more than $1,250,000.

         Superior is a supplier of window treatments and bed coverings sold mostly to motels located in the northeastern United States.

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

FINANCIAL CONDITION

The Company's financial ratios changed as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 6.46%

                              June 30,     December 30,
                                2007          2006
                             ----------    ------------
Current Ratio                   1.66:1        2.08:1
Quick Ratio                     0.79:1        0.95:1
LT Debt to Total Capital        6.46%         9.08%
Working Capital              $4,723,924     $5,382,358


The decrease in the Company's Current Ratio, Quick Ratio, and Working Capital; and the improvement in the Company's Long Term Debt to Total Capital is mostly due to the effects of a balloon payment on the Company's loan secured by its Elkhart, Indiana facility, which will become due in June 2008, as this balloon payment has been reclassified from long term liabilities to short term liabilities.

At June 30, 2007, the Company had outstanding borrowings of $377,000 on its line of credit. The Company expects to continue to use its line of credit in 2007. In the second quarter of 2007, the Company received over $649,000 in refunds for overpayments of estimated 2006 federal and state income taxes. These refunds helped provide greater liquidity for the remainder of fiscal 2007.

On June 1, 2007, the Company acquired certain assets of Superior Drapery ("Superior") for $820,752. The assets included inventory, accounts receivable and office furniture and equipment. A second closing payment of up to $169,613 may be due on August 31, 2007. Any uncollected accounts receivable, acquired from Superior, will reduce the amount of the second payment. Additional payments for the business may be made over the next five years depending on the sales and profitability of the business.

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

Days Sales Outstanding (DSO) in accounts receivable were 33.0 days at June 30, 2007 compared to 31.0 and 35.1 days at December 30, 2006 and July 1, 2006, respectively. Net accounts receivable was $5,082,722 at June 30, 2007, compared to $3,725,167 and $5,726,759 at December 30, 2006 and July 1, 2006,
respectively. The increase in accounts receivable from fiscal year end is due to the Superior acquisition as well as the seasonality of the Company's sales, while the decrease in accounts receivable from a year ago is due to the reduced sales volumes in the current year, partially offset by the increased receivables from the Superior acquisition. Inventories were $6,265,827 at June 30, 2007, as compared to $5,651,252 and $6,647,701 at December 30, 2006 and July 1, 2006,
respectively. The increase in inventory from fiscal year end is due to the Superior acquisition and the seasonality of the Company's sales. The decrease in inventory compared to the prior year is due to decreased sales as well as the Company's actions to decrease its inventory levels, partially offset by additional inventories from the Superior acquisition.

Capital expenditures were $110,922 for the twenty-six weeks ended June 30, 2007, compared to $673,344 for the same period of the prior year. The major reason for this decrease was $379,819 in expenditures in the prior year to purchase a building previously leased by the Company's Red Bay, Alabama operation. Capital spending for the balance of 2007 should be significantly less than for the comparable period of 2006.

Management does not foresee any events which will adversely affect its liquidity during 2007.

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the thirteen and twenty-six week periods ended June 30, 2007 and July 1, 2006:

(dollars in thousands)

                                For the Thirteen Weeks Ended                      For the Twenty-Six Weeks Ended
                         --------------------------------------------      --------------------------------------------
                             June 30, 2007            July 1, 2006            June 30, 2007             July 1, 2006
                         -------------------      -------------------      -------------------      -------------------
                           Net         % of         Net         % of         Net         % of         Net          % of
                          Sales        total       Sales        total       Sales        total       Sales        total
                         -------     -------      -------     -------      -------     -------      -------     -------
Recreational Vehicle     $ 6,998          55%     $ 8,250          57%     $14,383          58%     $17,377          60%
Manufactured Housing       2,248          18%       2,542          18%       4,162          17%       5,350          18%
Hospitality                3,425          27%       3,687          25%       6,374          25%       6,414          22%
                         -------     -------      -------     -------      -------     -------      -------     -------

Total Net Sales          $12,671         100%     $14,479         100%     $24,919         100%     $29,141         100%
                         =======                  =======                  =======                  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED JUNE 30, 2007, (SECOND QUARTER 2007) COMPARED TO THIRTEEN WEEK PERIOD ENDED JULY 1, 2006, (SECOND QUARTER 2006)

The following table shows a comparison of the results of operations between Second Quarter 2007 and Second Quarter 2006:

                                       Second Quarter      %      Second Quarter       %        $ Increase
                                            2007        of Sales       2006         of Sales    (Decrease)      % Change
                                       --------------   --------  --------------    --------   ------------     --------
Net Sales                               $ 12,671,235      100%     $ 14,478,669       100%     $ (1,807,434)     -12.5%
Cost of Products Sold                     10,421,302     82.2%       11,745,484      81.1%       (1,324,182)     -11.3%
                                        ------------    --------    ------------    --------   ------------
Gross Profit                               2,249,933     17.8%        2,733,185      18.9%         (483,252)     -17.7%

Selling and Administrative Expenses        2,149,300     17.0%        2,243,365      15.5%          (94,065)      -4.2%
                                        ------------    --------    ------------    --------   ------------
Operating Income                             100,633      0.8%          489,820       3.4%         (389,187)     -79.5%

Other Income (Expense)
    Interest, Investment and
       Other Income                           32,290      0.3%           26,915       0.2%            5,375       20.0%
    Interest Expense                         (19,323)    -0.2%          (19,043)     -0.1%             (280)       1.5%
                                        ------------    --------    ------------    --------   ------------
Earnings Before Income Taxes                 113,600      0.9%          497,692       3.5%         (384,092)     -77.2%
Provision for Income Taxes                    50,000      0.4%          185,000       1.3%         (135,000)     -73.0%
                                        ------------    --------    ------------    --------   ------------
Net Income                              $     63,600      0.5%     $    312,692       2.2%     $   (249,092)     -79.7%
                                        ============    ========   ============     ========   ============

Net sales for the Second Quarter 2007 were $12,671,235, compared to $14,478,669 for the same period in the previous year, a 12.5% decrease. Sales to the Company's recreational vehicle customers decreased 15.2% in Second Quarter 2007 when compared to the same period of the prior year. The recreational vehicle industry reported a 10.3% decrease in shipments during the Second Quarter 2007 compared to the same period of the prior year. Sales to the Company's manufactured housing customers decreased 11.6% in Second Quarter 2007 when compared to the same period of the prior year. The manufactured housing industry decreased shipments by 18.1% over the same period. Sales to the Company's hospitality customers decreased 7.1% in the Second Quarter 2007 when compared to the same period of the prior year.

Cost of products sold increased to 82.2% of net sales in the Second Quarter 2007 compared to 81.1% of net sales a year ago. The major reason for the increase in this percentage was due to fixed expenses being spread over a lower sales volume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Selling and administrative expenses were $2,149,300 in the Second Quarter 2007 versus $2,243,365 in the Second Quarter 2006. The percentage of selling and administrative expenses to net sales increased from 15.5% to 17.0% as fixed expenses were spread over a lower sales volume.

Interest expense increased to $19,323 in the Second Quarter 2007 from $19,043 in the Second Quarter 2006, as the effective interest rates and outstanding loan balances did not change significantly in the current quarter.

Net income was $63,600 in the Second Quarter 2007 compared to $312,692 in the Second Quarter 2006. This decrease is the result of lower sales. Diluted earnings per share decreased from $0.10 per share during the Second Quarter 2006 to $0.02 per share during the Second Quarter 2007.

TWENTY-SIX WEEK PERIOD ENDED JUNE 30, 2007, (FIRST SIX MONTHS 2007) COMPARED TO TWENTY-SIX WEEK PERIOD ENDED JULY 1, 2006, (FIRST SIX MONTHS 2006)

The following table shows a comparison of the results of operations between First Six Months 2007 and First Six Months 2006:

                                            First                     First
                                          Six Months       %        Six Months          %        $ Increase
                                            2007       of Sales       2006          of Sales    (Decrease)     % Change
                                        -------------  --------   ------------     ---------   ------------    --------
Net Sales                               $  24,918,652     100%    $ 29,140,984        100%     $ (4,222,332)     -14.5%
Cost of Products Sold                      20,738,310    83.2%      23,449,981       80.5%       (2,711,671)     -11.6%
                                        -------------  --------  ------------     ---------   ------------
Gross Profit                                4,180,342    16.8%       5,691,003       19.5%       (1,510,661)     -26.5%

Selling and Administrative Expenses         4,221,578    16.9%       4,340,669       14.9%         (119,091)      -2.7%
                                        -------------  --------   ------------     ---------   ------------
Operating (Loss)/Income                       (41,236)   -0.1%       1,350,334        4.6%       (1,391,570)    -103.1%

Other Income (Expense)
    Interest, Investment and
       Other Income                            55,491     0.2%          58,127        0.2%           (2,636)      -4.5%
    Interest Expense                          (42,584)   -0.2%         (37,809)      -0.1%           (4,775)      12.6%
                                        -------------  --------   ------------     ---------   ------------
Earnings Before Income Taxes                  (28,329)   -0.1%       1,370,652        4.7%       (1,398,981)    -102.1%
Provision for Income Taxes                          0     0.0%         510,000        1.7%         (510,000)    -100.0%
                                        -------------  --------   ------------     ---------   ------------
Net (Loss)/Income                       $     (28,329)   -0.1%    $    860,652        3.0%     $   (888,981)    -103.3%
                                        =============  ========   ============     =========   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net sales for the First Six Months 2007 were $24,918,652, compared to $29,140,984 for the same period in the previous year, a 14.5% decrease. Sales to the Company's recreational vehicle customers decreased 17.2% in the First Six Months 2007 when compared to the same period of the prior year. The recreational vehicle industry reported a 12.9% decrease in shipments during the first half of 2007 compared to the same period of the prior year. Sales to the Company's manufactured housing customers decreased 22.2% in the First Six Months 2007 when compared to the same period of the prior year. The manufactured housing industry decreased shipments by 27.5% over the same period. The Company believes that a portion of the prior year industry manufactured housing sales is attributable to the rebuilding efforts from the 2005 Gulf Coast hurricanes. Sales to the Company's hospitality customers decreased 0.6%.

Cost of products sold increased to 83.2% of net sales in the First Six Months 2007 compared to 80.5% of net sales a year ago. The major reason for the increase in this percentage was higher costs of materials, an increase in the percentage of labor costs to sales and a higher percentage for factory overhead due to fixed expenses being spread over a lower sales volume.

Selling and administrative expenses were $4,221,578 in the First Six Months 2007 versus $4,340,669 in the First Six Months 2006. Lower salaries, wages, and commissions due to the decrease in sales were the primary reason for this decrease. The percentage of selling and administrative expenses to net sales increased from 14.9% to 16.9% as fixed expenses were spread over a lower sales volume.

Interest expense increased to $42,584 in the First Six Months 2007 from $37,809 in the First Six Months 2006, due to greater outstanding borrowings during the First Six Months 2007 on the company's revolving line of credit compared to the same period of the prior year

Net loss was $28,329 in the First Six Months of 2007 compared to $860,652 of net income in the First Six Months 2006. This decrease is the result of lower sales in 2007. Diluted earnings per share decreased from $0.28 during the First Six Months 2006 to a diluted loss per share of $0.01 during the First Six Months 2007.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the thirteen and twenty-six week periods ended June 30, 2007 and July 1, 2006:

                                    For the Thirteen Weeks Ended     For the Twenty-Six Weeks Ended
                                    ----------------------------     ------------------------------
                                      June 30,         July 1,          June 30,         July 1,
                                       2007             2006             2007            2006
                                    ------------     -----------     ------------      ------------
Net Income/(Loss)                    $    63,600     $   312,692      $   (28,329)     $   860,652

Add:
     Interest                             19,323          19,043           42,584           37,809
     Taxes                                50,000         185,000               --          510,000
     Depreciation & Amortization         366,903         353,252          740,557          706,466
     Gain on Disposal of Assets               --              (5)         (13,127)            (725)
                                     -----------     -----------      -----------      -----------
EBITDA                               $   499,826     $   869,982      $   741,685      $ 2,114,202
                                     ===========     ===========      ===========      ===========

Item 4.  Controls and Procedures.

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007 and have concluded that they were adequate and effective.

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

                                     DECORATOR INDUSTRIES, INC.
                                            (Registrant)


Date: August 14, 2007            By: /s/ William A. Bassett
                                     -------------------------------------------
                                     William A. Bassett, Chief Executive Officer
                                     and President

Date: August 14, 2007            By: /s/ Michael K. Solomon
                                     -------------------------------------------
                                     Michael K. Solomon, Chief Financial Officer