Form 10-Q
period 2007-09-29
DECORATOR INDUSTRIES INC
filed 2007-11-13
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2007

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
                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of each class                     Outstanding at November 13, 2007
        -------------------                     --------------------------------
Common Stock, Par Value $.20 Per Share                   3,009,707 shares

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEETS

         ASSETS                                                        SEPTEMBER 29,   DECEMBER 30,
                                                                           2007            2006
                                                                       -------------   ------------
                                                                        (UNAUDITED)
CURRENT ASSETS:
      Cash and Cash Equivalents                                         $    31,214     $    11,379
      Accounts Receivable, less allowance for
         doubtful accounts ($278,809 and $201,355)                        3,911,240       3,725,167
      Inventories                                                         6,048,250       5,651,252
      Income Taxes Receivable                                               112,594         633,130
      Other Current Assets                                                  510,399         351,015
                                                                        -----------     -----------
TOTAL CURRENT ASSETS                                                     10,613,697      10,371,943
                                                                        -----------     -----------

Property and Equipment
      Land, Buildings & Improvements                                      9,193,421       9,191,174
      Machinery, Equipment, Furniture & Fixtures                          7,860,765       7,630,186
                                                                        -----------     -----------
Total Property and Equipment                                             17,054,186      16,821,360
      Less: Accumulated Depreciation and Amortization                     7,698,577       7,118,193
                                                                        -----------     -----------
Net Property and Equipment                                                9,355,609       9,703,167
                                                                        -----------     -----------

Goodwill, less accumulated Amortization of $1,348,569                     3,204,765       2,731,717
Identifiable intangible asset, less accumulated Amortization
      of $2,393,713 and $1,907,713                                        1,501,278       1,987,278
Other Assets                                                                428,386         204,466
                                                                        -----------     -----------

TOTAL ASSETS                                                            $25,103,735     $24,998,571
                                                                        ===========     ===========
         LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable                                                  $ 2,791,718     $ 1,900,471
      Current Maturities of Long-term Debt                                  605,111         206,815
      Checks Issued But Not Yet Presented                                   499,187         588,245
      Accrued Expenses:
         Compensation                                                       479,936         804,929
         Other                                                            1,576,354       1,489,125
                                                                        -----------     -----------
TOTAL CURRENT LIABILITIES                                                 5,952,306       4,989,585
                                                                        -----------     -----------

Long-Term Debt                                                            1,200,500       1,741,444
Deferred Income Taxes                                                       854,000         839,000
                                                                        -----------     -----------
TOTAL LIABILITIES                                                         8,006,806       7,570,029
                                                                        -----------     -----------

Stockholders' Equity
      Common Stock $.20 par value: Authorized shares, 10,000,000;
         Issued shares, 4,628,053                                           925,611         925,611
      Paid-in Capital                                                     1,834,837       1,797,810
      Retained Earnings                                                  22,285,515      22,698,567
                                                                        -----------     -----------
                                                                         25,045,963      25,421,988
      Less: Treasury stock, at cost: 1,618,346 and 1,627,388 shares       7,949,034       7,993,446
                                                                        -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                               17,096,929      17,428,542
                                                                        -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $25,103,735     $24,998,571
                                                                        ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                       FOR THE THIRTEEN WEEKS ENDED               FOR THE THIRTY-NINE WEEKS ENDED
                                 ---------------------------------------     ----------------------------------------
                                 SEPTEMBER 29, 2007   SEPTEMBER 30, 2006     SEPTEMBER 29, 2007    SEPTEMBER 30, 2006
                                 ------------------   ------------------     ------------------    ------------------
Net Sales                        $11,240,119  100.0%  $12,469,174  100.0%    $36,158,771  100.0%   $41,610,158   100.0%
Cost of Products Sold              9,242,306   82.2%   10,715,218   85.9%     29,980,616   82.9%    34,165,199    82.1%
                                 -----------          -----------            -----------           -----------
Gross Profit                       1,997,813   17.8%    1,753,956   14.1%      6,178,155   17.1%     7,444,959    17.9%

Selling and
  Administrative Expenses          2,176,488   19.4%    2,069,259   16.6%      6,398,066   17.7%     6,409,928    15.4%
                                 -----------          -----------            -----------           -----------
Operating (Loss)/Income             (178,675)  -1.6%     (315,303)  -2.5%       (219,911)  -0.6%     1,035,031     2.5%

Other Income (Expense)
    Interest, Investment and
       Other Income                   24,336    0.2%       32,866    0.2%         79,827    0.2%        90,993     0.2%
    Interest Expense                 (26,053)  -0.2%      (24,444)  -0.2%        (68,637)  -0.2%       (62,253)   -0.2%
                                 -----------          -----------            -----------           -----------
(Loss)/Earnings Before Income Taxes (180,392)  -1.6%     (306,881)  -2.5%       (208,721)  -0.6%     1,063,771     2.5%
Provision for Income Taxes           (66,000)  -0.6%     (120,000)  -1.0%        (66,000)  -0.2%       390,000     0.9%
                                 -----------          -----------            -----------           -----------

NET (LOSS)/INCOME                 $ (114,392)  -1.0%   $ (186,881)  -1.5%     $ (142,721)  -0.4%     $ 673,771     1.6%
                                 ===========          ===========            ===========           ===========


EARNINGS PER SHARE
    BASIC                            $ (0.04)             $ (0.06)               $ (0.05)               $ 0.23
                                 ===========          ===========            ===========           ===========

    DILUTED                          $ (0.04)             $ (0.06)               $ (0.05)               $ 0.22
                                 ===========          ===========            ===========           ===========

Weighted Average Number of
  Shares Outstanding
    Basic                          3,007,223            2,996,241              3,004,220             2,977,424
    Diluted                        3,007,223            2,996,241              3,004,220             3,030,863

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             FOR THE THIRTY-NINE WEEKS ENDED
                                                             -------------------------------
                                                          SEPTEMBER 29, 2007  SEPTEMBER 30, 2006
                                                          ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)/Income                                          $  (142,721)     $   673,771
   Adjustments to Reconcile Net (Loss)/Income to Net Cash
   Provided by Operating Activities
      Depreciation and Amortization                             1,102,780        1,076,306
      Provision for Losses on Accounts Receivable                  79,087           91,658
      Deferred Taxes                                               10,000          165,000
      Stock-Based Compensation                                     20,689           37,893
      (Gain)/Loss on Disposal of Assets                           (13,544)             339
   Increase/(Decrease) from Changes in:
      Accounts Receivable                                        (265,160)         134,403
      Inventories                                                (177,385)        (926,591)
      Prepaid Expenses                                            366,152         (586,914)
      Other Assets                                               (223,920)         124,829
      Accounts Payable                                            891,247          262,114
      Accrued Expenses                                           (238,067)         431,742
                                                              -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,409,158        1,484,550
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid for acquisitions                                (717,661)              --
   Capital Expenditures                                          (250,472)      (2,331,569)
   Proceeds from Property Dispositions                             20,097            3,200
                                                              -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                            (948,036)      (2,328,369)
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                       (158,648)        (153,104)
   Dividend Payments                                             (270,331)        (268,270)
   Change in Checks Issued but Not Yet Presented                  (89,058)         307,553
   Proceeds from Exercise of Stock Options                             --          164,453
   Net Borrowings under Line-of-Credit Agreement                   16,000          334,000
   Issuance of Stock for Directors Trust                           60,750           60,750
                                                              -----------      -----------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES              (441,287)         445,382

Net Increase/(Decrease) in Cash and Cash Equivalents               19,835         (398,437)
Cash and Cash Equivalents at Beginning of Year                     11,379          490,377
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    31,214      $    91,940
                                                              ===========      ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                                $    62,640      $    55,075
      Income Taxes                                            $    50,061      $   516,015

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 29, 2007, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended September 29, 2007 and September 30, 2006.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 30, 2006. The results of operations for the thirty-nine week periods ended September 29, 2007 and September 30, 2006 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at September 29, 2007 and December 30, 2006 consisted of the following:

                                 SEPTEMBER 29, 2007  DECEMBER 30, 2006
                                 ------------------  -----------------
Raw Material and Supplies            $5,006,596        $4,737,878
In Process and Finished Goods         1,041,654           913,374
                                     ----------        ----------
Total Inventory                      $6,048,250        $5,651,252
                                     ==========        ==========

NOTE 4.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. No dilution is shown for periods with a net loss since the effect of the stock options on the net loss is antidilutive. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                               FOR THE THIRTEEN WEEKS ENDED         FOR THE THIRTY-NINE WEEKS ENDED
                                        --------------------------------------  --------------------------------------
                                        SEPTEMBER 29, 2007  SEPTEMBER 30, 2006  SEPTEMBER 29, 2007  SEPTEMBER 30, 2006
                                        ------------------  ------------------  ------------------  ------------------
Numerator:
    Net income/(loss)                      $  (114,392)        $  (186,881)        $  (142,721)        $   673,771
                                           ===========         ===========         ===========         ===========
Denominator:
    Weighted-average number of
        common shares outstanding            3,007,223           2,996,241           3,004,220           2,977,424

    Dilutive effect of
        stock options on net income                  0                   0                   0              53,439
                                           -----------         -----------         -----------         -----------

                                             3,007,223           2,996,241           3,004,220           3,030,863
                                           ===========         ===========         ===========         ===========

    Diluted earnings per share:            $     (0.04)        $     (0.06)        $     (0.05)        $      0.22
                                           ===========         ===========         ===========         ===========

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 5.  BUSINESS ACQUISITION

         On June 1, 2007, the Company acquired certain assets of Superior Drapery ("Superior"). The assets included inventory, accounts receivable and office furniture and equipment. The total price paid at closings was $812,527 after adjustments. Additional payments for the business may be made over the next five years depending on the sales and profitability of the business. The additional payments will be no more than $1,250,000. An additional payment of $9,394 was due for the third quarter of 2007.

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

FINANCIAL CONDITION

The Company's financial ratios changed as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 6.56%

                                      SEPTEMBER 29, 2007     DECEMBER 30, 2006
                                      ------------------     -----------------
         Current Ratio                      1.78:1              2.08:1
         Quick Ratio                        0.77:1              0.95:1
         LT Debt to Total Capital            6.56%              9.08%
         Working Capital                  $4,661,391          $5,382,358

The decrease in the Company's Current Ratio, Quick Ratio, and Working Capital and the improvement in the Company's Long Term Debt to Total Capital is mostly due to the effects of a balloon payment on the Company's loan secured by its Elkhart, Indiana facility, which will become due in June 2008, as this balloon payment has been reclassified from long term liabilities to short term liabilities.

At September 29, 2007, the Company had outstanding borrowings of $423,000 on its line of credit, which is included under long-term debt. The Company expects to continue to use its line of credit in 2007. In the second quarter of 2007, the Company received over $649,000 in refunds for overpayments of estimated 2006 federal and state income taxes. These refunds helped provide greater liquidity for the remainder of fiscal 2007.

On June 1, 2007, the Company acquired certain assets of Superior Drapery ("Superior") for $812,527. The assets included inventory, accounts receivable and office furniture and equipment. Additional payments for the business may be made over the next five years depending on the sales and profitability of the business. An additional payment of $9,394 was due for the third quarter of 2007.

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

Days Sales Outstanding (DSO) in accounts receivable were 30.9 days at September 29, 2007 compared to 31.0 and 30.9 days at December 30, 2006 and September 30, 2006, respectively. Net accounts receivable was $3,911,240 at September 29, 2007, compared to $3,725,167 and $4,347,354 at December 30, 2006 and September 30, 2006, respectively. The increase in accounts receivable from fiscal year end is due to the Superior acquisition as well as the seasonality of the Company's sales, while the decrease in accounts receivable from a year ago is due to the reduced sales volumes in the current year, partially offset by the increased receivables from the Superior acquisition. Inventories were $6,048,250 at September 29, 2007, as compared to $5,651,252 and $6,727,144 at December 30, 2006 and September 30, 2006, respectively. The increase in inventory from fiscal year end is due to the Superior acquisition and the seasonality of the Company's sales. The decrease in inventory compared to the prior year is due to decreased sales as well as the Company's actions to decrease its inventory levels, partially offset by additional inventories from the Superior acquisition.

Capital expenditures were $250,472 for the thirty-nine weeks ended September 29, 2007, compared to $2,331,569 for the same period of the prior year. The major reason for this decrease was $1,415,706 in expenditures in the prior year to purchase and expand a building previously leased by the Company's Red Bay, Alabama operation and the building of a Company owned facility in Abbotsford, Wisconsin. Capital spending for the balance of 2007 should be significantly less than for the comparable period of 2006.

Management does not foresee any events which will adversely affect its liquidity during 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the thirteen and thirty-nine week periods ended September 29, 2007 and September 30, 2006:

(dollars in thousands)

                                        FOR THE THIRTEEN WEEKS ENDED                      FOR THE THIRTY-NINE WEEKS ENDED
                                 ---------------------------------------------       --------------------------------------------
                                  SEPTEMBER 29, 2007        SEPTEMBER 30, 2006       SEPTEMBER 29, 2007        SEPTEMBER 30, 2006
                                 -------------------        ------------------       ------------------        ------------------
                                    NET         % OF          NET        % OF          NET         % OF          NET        % OF
                                   SALES       TOTAL         SALES      TOTAL         SALES       TOTAL         SALES       TOTAL
                                 --------      -----        -------     -----        --------     -----        -------      -----
Recreational Vehicle              $ 6,074        54%        $ 7,389       59%        $ 20,457       57%        $24,766       60%
Manufactured Housing                2,043        18%          2,260       18%           6,205       17%          7,610       18%
Hospitality                         3,123        28%          2,820       23%           9,497       26%          9,234       22%
                                 --------       ---         -------      ---         --------      ---         -------      ---

Total Net Sales                  $ 11,240       100%        $12,469      100%        $ 36,159      100%        $41,610      100%
                                 ========                   =======                  ========                  =======

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED SEPTEMBER 29, 2007, (THIRD QUARTER 2007) COMPARED TO THIRTEEN WEEK PERIOD ENDED SEPTEMBER 30, 2006, (THIRD QUARTER 2006)

The following table shows a comparison of the results of operations between Third Quarter 2007 and Third Quarter 2006:

                                        THIRD QUARTER       %      THIRD QUARTER        %       $ INCREASE
                                            2007         OF SALES       2006         OF SALES    (DECREASE)     % CHANGE
                                        -------------    --------  -------------     --------   ------------    --------
Net Sales                               $ 11,240,119        100%    $ 12,469,174        100%    $ (1,229,055)       -9.9%
Cost of Products Sold                      9,242,306       82.2%      10,715,218       85.9%      (1,472,912)      -13.7%
                                        ------------       ----     ------------       ----     ------------       -----
Gross Profit                               1,997,813       17.8%       1,753,956       14.1%         243,857        13.9%

Selling and Administrative Expenses        2,176,488       19.4%       2,069,259       16.6%         107,229         5.2%
                                        ------------       ----     ------------       ----     ------------       -----
Operating Loss                              (178,675)      -1.6%        (315,303)      -2.5%         136,628       -43.3%

Other Income/(Expense)
    Interest, Investment and
       Other Income                           24,336        0.2%          32,866        0.2%          (8,530)      -26.0%
    Interest Expense                         (26,053)      -0.2%         (24,444)      -0.2%          (1,609)        6.6%
                                        ------------       ----     ------------       ----     ------------       -----
Loss Before Income Taxes                    (180,392)      -1.6%        (306,881)      -2.5%         126,489       -41.2%
Provision for Income Taxes                   (66,000)      -0.6%        (120,000)      -1.0%          54,000       -45.0%
                                        ------------       ----     ------------       ----     ------------       -----

NET LOSS                                $   (114,392)      -1.0%    $   (186,881)      -1.5%    $     72,489       -38.8%
                                        ============       ====     ============       ====     ============       =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net sales for the Third Quarter 2007 were $11,240,119, compared to $12,469,174 for the same period in the previous year, a 9.9% decrease. Sales to the Company's recreational vehicle customers decreased 17.8% in Third Quarter 2007 when compared to the same period of the prior year. The recreational vehicle industry reported a 6.6% decrease in shipments during the Third Quarter 2007 compared to the same period of the prior year. Sales to the Company's manufactured housing customers decreased 9.6% in Third Quarter 2007 when compared to the same period of the prior year. The manufactured housing industry decreased shipments by 10.0% over the same period. The sales decrease in the Third Quarter 2007 can be partially attributed to the slowdown in the recreational vehicle and manufactured housing markets as well as lower performances by the Company's customers. Sales to the Company's hospitality customers increased 10.7% in the Third Quarter 2007 when compared to the same period of the prior year, largely due to the acquisition of Superior Drapery.

Cost of products sold decreased to 82.2% of net sales in the Third Quarter 2007 compared to 85.9% of net sales a year ago. The major reason for the decrease in this percentage was a lower material cost, including a lower obsolescence charge in Third Quarter 2007 compared to Third Quarter 2006.

Selling and administrative expenses were $2,176,488 in the Third Quarter 2007 versus $2,069,259 in the Third Quarter 2006. The major reasons for this increase were attributable to the Superior Drapery business acquired in June 2007 and sales commission expenses to the hospitality market. The Company also incurred expense of $32,415 in the Third Quarter 2007 to comply with Sarbanes Oxley
Section 404. The percentage of selling and administrative expenses to net sales increased from 16.6% to 19.4% due to the increase in expenses as well as fixed expenses being spread over a lower sales volume.

Interest expense increased to $26,053 in the Third Quarter 2007 from $24,444 in the Third Quarter 2006, due to higher outstanding borrowings on the Company's revolving line of credit.

Net loss was $114,392 in the Third Quarter 2007 compared to a net loss of $186,881 in the Third Quarter 2006. This improvement is primarily the result of the charge for inventory obsolescence in the prior year, partially offset by the effect of reduced sales in the current year. Diluted earnings per share improved from $0.06 loss per share during Third Quarter 2006 to $0.04 loss per share during the Third Quarter 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 29, 2007, (FIRST NINE MONTHS 2007) COMPARED TO THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 30, 2006,
(FIRST NINE MONTHS 2006)

The following table shows a comparison of the results of operations between First Nine Months 2007 and First Nine Months 2006:

                                         FIRST                         FIRST
                                       NINE MONTHS         %         NINE MONTHS        %             $ INCREASE
                                          2007         OF SALES         2006         OF SALES         (DECREASE)       % CHANGE
                                      ------------     --------     ------------     --------         -----------      --------
Net Sales                             $ 36,158,771       100%       $ 41,610,158       100%           $(5,451,387)       -13.1%
Cost of Products Sold                   29,980,616      82.9%         34,165,199      82.1%            (4,184,583)       -12.2%
                                      ------------      ----        ------------      ----            -----------
Gross Profit                             6,178,155      17.1%          7,444,959      17.9%            (1,266,804)       -17.0%

Selling and Administrative Expenses      6,398,066      17.7%          6,409,928      15.4%               (11,862)        -0.2%
                                      ------------      ----        ------------      ----            -----------
Operating (Loss)/Income                   (219,911)     -0.6%          1,035,031       2.5%            (1,254,942)      -121.2%

Other Income (Expense)
    Interest, Investment and
       Other Income                         79,827       0.2%             90,993       0.2%               (11,166)       -12.3%
    Interest Expense                       (68,637)     -0.2%            (62,253)     -0.2%                (6,384)        10.3%
                                      ------------      ----        ------------      ----            -----------
(Loss)/Earnings Before Income Taxes       (208,721)     -0.6%          1,063,771       2.5%            (1,272,492)      -119.6%
Provision for Income Taxes                 (66,000)     -0.2%            390,000       0.9%              (456,000)      -116.9%
                                      ------------      ----        ------------      ----            -----------

NET (LOSS)/INCOME                     $   (142,721)     -0.4%       $    673,771       1.6%           $  (816,492)      -121.2%
                                      ============      ====        ============      ====            ===========

Net sales for the First Nine Months 2007 were $36,158,771, compared to $41,610,158 for the same period in the previous year, a 13.1% decrease. Sales to the Company's recreational vehicle customers decreased 17.4% in the First Nine Months 2007 when compared to the same period of the prior year. The recreational vehicle industry reported a 11.1% decrease in shipments during the first nine months of 2007 compared to the same period of the prior year. Sales to the Company's manufactured housing customers decreased 18.5% in the First Nine Months 2007 when compared to the same period of the prior year. The manufactured housing industry decreased shipments by 22.3% over the same period. The sales decrease in the First Nine Months 2007 can be partially attributed to the slowdown in the recreational vehicle and manufactured housing markets as well as lower performances by the Company's customers. Sales to the Company's hospitality customers increased 2.8%, mostly due to the Superior Drapery acquisition.

Cost of products sold increased to 82.9% of net sales in the First Nine Months 2007 compared to 82.1% of net sales a year ago. The major reason for the increase in this percentage was higher costs of materials, an increase in the percentage of labor costs to sales and a higher percentage for factory overhead due to fixed expenses being spread over a lower sales volume.

Selling and administrative expenses were $6,398,066 in the First Nine Months 2007 versus $6,409,928 in the First Nine Months 2006. The percentage of selling and administrative expenses to net sales increased from 15.4% to 17.7% as fixed expenses were spread over a lower sales volume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Interest expense increased to $68,637 in the First Nine Months 2007 from $62,253 in the First Nine Months 2006, due to greater outstanding borrowings during the First Nine Months 2007 on the company's revolving line of credit compared to the same period of the prior year

Net loss was $142,721 in the First Nine Months of 2007 compared to $673,771 of net income in First Nine Months 2006. This decrease is largely the result of lower sales in 2007. Diluted earnings per share decreased from $0.22 earnings during the First Nine Months 2006 to a diluted loss per share of $0.05 during First Nine Months 2007.

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the thirteen and thirty-nine week periods ended September 29, 2007 and September 30, 2006:

                                                      FOR THE THIRTEEN WEEKS ENDED           FOR THE THIRTY-NINE WEEKS ENDED
                                             ----------------------------------------   ------------------------------------------
                                             SEPTEMBER 29, 2007    SEPTEMBER 30, 2006   SEPTEMBER 29, 2007      SEPTEMBER 30, 2006
                                             ------------------    ------------------   ------------------      ------------------
Net Income/(Loss)                                $  (114,392)          $  (186,881)          $  (142,721)          $   673,771

Add:
     Interest expense                                 26,053                24,444                68,637                62,253
     Taxes                                           (66,000)             (120,000)              (66,000)              390,000
     Depreciation & Amortization                     362,223               369,840             1,102,780             1,076,306
     (Gain)/Loss  on Disposal of Assets                 (417)                1,064               (13,544)                  339
                                                 -----------           -----------           -----------           -----------

EBITDA                                           $   207,467           $    88,467           $   949,152           $ 2,202,669
                                                 ===========           ===========           ===========           ===========

Item 4.  Controls and Procedures.

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 29, 2007 and have concluded that they were adequate and effective.

(b) During the most recent fiscal quarter, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits

         14    -  Code of Conduct and Ethics

         31.1  -  Certification of Principal Executive Officer

         31.2  -  Certification of Principal Financial Officer

         32    -  Certificate required by 18 U.S.C.ss.1350.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DECORATOR INDUSTRIES, INC.
                                           (Registrant)

Date: November 13, 2007             By: /s/ William A. Bassett
                                        ----------------------
                                    William A. Bassett, Chief Executive Officer


Date: November 13, 2007             By: /s/ Michael K. Solomon
                                        ----------------------
                                    Michael K. Solomon, Chief Financial Officer