Form 10-K
period 2007-12-29
DECORATOR INDUSTRIES INC
filed 2008-03-27
CIK 27613

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 29, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           DECORATOR INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                1-7753              25-1001433
 --------------------------------    ----------      --------------------
 (State or other jurisdiction of     Commission        (I.R.S. Employer
  incorporation or organization)     file number      Identification No.)

10011 Pines Blvd., Pembroke Pines, Florida                    33024
-----------------------------------------                  ----------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
        --------------------           -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

      Large accelerated filer [ ]          Accelerated filer  [ ]
      Non-accelerated filer   [ ]          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)                                   Yes [ ] No [X]

Aggregate market value of common stock held by non-affiliates of the registrant as of the registrant's most recently completed second fiscal quarter, based on the closing price of registrant's common stock of $6.95 at June 29, 2007:
$16,359,688

Number of shares of common stock outstanding at March 25, 2008:  2,927,296

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III- Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders

================================================================================

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

                          2007 - 52 weeks ended December 29, 2007
                          2006 - 52 weeks ended December 30, 2006
                          2005 - 52 weeks ended December 31, 2005
                          2004 - 52 weeks ended January 1, 2005
                          2003 - 53 weeks ended January 3, 2004


                                     PART I

ITEM 1.  BUSINESS.

         The Company designs, manufactures and sells a broad range of interior furnishings, principally draperies, curtains, valance boards, shades, blinds, bedspreads, comforters, pillows, cushions, and camper tents. These products are sold to original equipment manufacturers of recreational vehicles and manufactured housing and to the hospitality industry (motels/hotels) either through distributors or directly to the customers.

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

         During 2007, one customer, Fleetwood Enterprises, Inc., accounted for 21.8% of the Company's total sales. In the event of the loss of this customer, there would be a material adverse effect on the Company. However, that event is unlikely because in January 2004 the Company executed an agreement to be the exclusive supplier of Fleetwood's drapery, bedspread and other decor requirements in the manufactured housing and recreational vehicle industries for a period of six years. Most of the Company's sales to Fleetwood are governed by this supply agreement. The Company believes that it has good relations with Fleetwood.

         On June 1, 2007, the Company acquired Superior Drapery ("Superior") of Hackensack, New Jersey. Superior is a supplier to the hospitality market, with much of its sales concentrated in the northeastern United States. The Company expects the Superior acquisition to enhance its position as a supplier to the hospitality market.

         On November 30, 2007, the Company acquired Doris Lee Draperies ("Doris Lee") of Huntsville, Alabama. Doris Lee was a supplier to the manufactured housing market. The Company expects the Doris Lee acquisition to enhance its position as a supplier to the manufactured housing market.

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

         The Company has no significant patents, licenses, franchises, concessions, trademarks or copyrights. Expenditures for research and development during 2007 and 2006 were not significant.

         Compliance with federal, state and local environmental protection provisions is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

         The Company employs approximately 600 sales, production, warehouse and administrative employees and also uses the services of independent sales representatives.

ITEM 1A. RISK FACTORS.

         Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.  PROPERTIES.

         The following table summarizes certain information concerning the Company's properties:

                                                                                  Approx.
        Location                               Principal Use                    Square Feet      Owned/Leased
        --------                               -------------                    -----------      ------------
Haleyville, Alabama                Offices, manufacturing and warehouse            54,000            Owned
Red Bay, Alabama                   Offices, manufacturing and warehouse            50,700            Owned
Phoenix, Arizona                   Offices, manufacturing and warehouse            35,000            Owned
Pembroke Pines, Florida            Offices                                          3,148           Leased
Douglas, Georgia                   Offices, manufacturing and warehouse            28,000            Owned
Elkhart, Indiana                   Offices, manufacturing and warehouse            51,000            Owned
Goshen, Indiana                    Offices, manufacturing and warehouse            55,700            Owned
Bossier, Louisiana                 Offices, manufacturing and warehouse            20,000            Owned
Hackensack, New Jersey             Offices                                          1,550           Leased
Salisbury, North Carolina          Offices, manufacturing and warehouse            22,800           Leased
Berwick, Pennsylvania              Offices, manufacturing and warehouse            12,500           Leased
Bloomsburg, Pennsylvania           Offices, manufacturing and warehouse            56,500            Owned
Abbotsford, Wisconsin              Offices, manufacturing and warehouse            32,000            Owned

                                   Total Owned                                    382,900
                                   Total Leased                                    39,998


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

         Common Stock price information is set forth in the table below.

                            2007 Sales Prices              2006 Sales Prices
                          ---------------------          ---------------------
                           High            Low            High            Low
                          ------         ------          ------         ------
     First Quarter        $ 7.55         $ 6.20          $ 8.85         $ 7.90
     Second Quarter         7.38           6.45            8.93           8.30
     Third Quarter          6.87           5.35            8.79           8.38
     Fourth Quarter         6.40           4.00            8.97           7.20

         As of March 25, 2008, the Company had 225 shareholders of record of its Common Stock.

         Total cash dividend payments were $0.12 per share in 2007 and 2006. The Company expects to maintain the dividend rate of $0.12 per share in 2008.

         At December 29, 2007, the Company had outstanding options under two shareholder approved option plans. Under the 1995 Incentive Stock Option Plan ("1995 Plan"), the Company has granted options to its key employees for up to 520,832 shares of Common Stock (as adjusted for stock splits). Under the 2006 Incentive Stock Option Plan ("2006 Plan") the Company can grant options to its key employees for up to 250,000 shares of the Common Stock. The Company granted 115,000 options from the 2006 Plan in 2007.

         The following is a summary of the options outstanding under the 1995 Plan and the 2006 Plan at December 29, 2007:

                                                                                       Number of shares available
                Number of shares optioned        Weighted average exercise price           for future options
                -------------------------        -------------------------------           ------------------
1995 Plan                 203,950                              $6.78                                  0
2006 Plan                 115,000                              $4.14                             135,000
                          -------                              -----                             -------
                          318,950                              $5.83                             135,000

         The Company also provides a stock grant in lieu of cash compensation to its non-employee directors as compensation for their services as directors. In 2007 and 2006, the Company awarded five non-employee directors a total of 13,544 and 9,700 shares, respectively. All non-employee directors receive their shares in a Directors Trust, for which the Chairman of the Company is the Trustee.

         The Company made no Common Stock repurchases during fiscal 2007. However, on January 11, 2008 the Company purchased 100,000 shares of its Common Stock from a shareholder in a negotiated transaction at the price of $3.85 per share. The Company financed this transaction through borrowing on its revolving line of credit. This transaction was completed as a single authorization by the Company's board of directors and was not part of an announced Company buyback program.

ITEM 6.  SELECTED FINANCIAL DATA.

                                              2007             2006            2005            2004            2003
                                          ------------     ------------    ------------    ------------    ------------
FOR THE YEAR
------------
    Net Sales                             $ 46,080,584     $ 52,237,720    $ 50,525,343    $ 50,449,214    $ 41,803,224
    Net (Loss)/Income                     $   (807,509)    $    405,393    $  1,364,814    $  1,394,698    $  1,561,778
                                          ------------     ------------    ------------    ------------    ------------

AT YEAR END
-----------
    Total Assets                          $ 24,263,904     $ 24,998,571    $ 24,294,365    $ 23,962,077    $ 21,088,322
    Long Term Obligations                 $  1,409,000     $  1,741,444    $  1,536,754    $  1,752,568    $  1,926,832
    Long-term Debt/Total Capitalization           7.91%            9.08%           8.25%           9.98%          11.65%
    Working Capital                       $  3,913,379     $  5,382,358    $  6,092,349    $  4,167,876    $  8,007,862
    Current Ratio                               1.70:1           2.08:1          2.20:1          1.73:1          3.05:1
    Stockholders' Equity                  $ 16,411,651     $ 17,428,542    $ 17,088,012    $ 15,799,668    $ 14,614,621
                                          ------------     ------------    ------------    ------------    ------------

PER SHARE
---------
    Basic Earnings                        $      (0.27)    $       0.14    $       0.47    $       0.50    $       0.56
    Diluted Earnings                      $      (0.27)    $       0.13    $       0.46    $       0.47    $       0.55
    Book Value                            $       5.43     $       5.81    $       5.84    $       5.58    $       5.22
    Cash Dividends Declared               $       0.12     $       0.12    $       0.12    $       0.12    $       0.12

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

         A large amount of the Company's sales are to a relatively few customers. In 2007, the Company's top 10 customers accounted for approximately 54.5% of net sales, as opposed to 58.8% in 2006. The loss of a large customer can have a significant impact on the Company's results of operations. In 2004, with the completion of a supply agreement with Fleetwood Enterprises, the Company is under contract to be the exclusive supplier of Fleetwood's interior furnishings through January 2010. Fleetwood represented 21.8% of the Company's net sales in 2007. Fleetwood operates in both the recreational vehicle and manufactured housing industries.

         The Company faces the risk that its furnishings could be provided by companies with cheaper labor sources, such as from Asian sources. However, the lack of sufficient lead times from its customers, as well as the customized nature of many of the Company's products, presents a substantial barrier to entry for overseas firms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(CONTINUED)

         The recreational vehicle market experienced a decrease in 2007. Total industry shipments of motor homes and travel trailers have decreased from 390,500 in 2006, to 353,400 in 2007. Travel trailer shipments by the RV industry decreased 10.9% in 2007 when compared to 2006, and industry shipment of motor homes decreased by 0.9% in 2007. The decrease in the Company's sales to the RV industry was directly related to decreased production of travel trailers by its customers.

         The manufactured housing market has been declining since its peak of 372,800 shipments in 1998. Industry shipments in 2007 were 95,769; compared to 117,500 shipments in 2006, a decrease of 18.5%. Shipments in 2007 were the lowest levels experienced by the industry since 1961. The softness in the manufactured housing market accounted for the decline in the Company's sales to this market. The effect of the acquisition of Doris Lee Draperies on November 30, 2007 partially offset the effects of reduced sales to its existing manufactured housing customers.

         The Company's sales to the hospitality industry increased about 6.6% during 2007 when compared to the previous year. Hospitality sales are affected by demand for hospitality accommodations and the growth of the industry. This was the highest volume of annual sales experienced by the Company to this market. The acquisition of Superior Drapery on June 1, 2007 more than offset a slight decrease in existing hospitality market sales.

Sales By Market:

         The following table represents net sales to each of the three different markets that the Company serves for each of the two fiscal years ended December 29, 2007:

   (dollars in thousands)
                                      2007                        2006
                             ----------------------      ----------------------
                                 Net         % of            Net        % of
                                Sales        total          Sales       total
                             -----------   --------      -----------   --------
   Recreational Vehicle      $    25,165         55%     $    30,756         59%
   Manufactured Housing            8,100         17%           9,464         18%
   Hospitality                    12,816         28%          12,018         23%
                             -----------   --------      -----------   --------
   Total Net Sales           $    46,081        100%     $    52,238        100%
                             ===========                 ===========


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(CONTINUED)

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

Liquidity and Financial Resources:


         1) Working capital at December 29, 2007 was $3,913,379 compared to $5,382,358 at December 30, 2006.

         2) The current ratio was 1.70:1 at year-end 2007 compared to 2.08:1 at year-end 2006.

         3) The liquid ratio was 0.77:1 at year-end 2007 compared to 0.95:1 at year-end 2006.

         4) The long-term debt ratio was 7.91% at December 29, 2007 compared to 9.08% a year earlier.

         Net accounts receivable decreased $302,095 (8.1%) at December 29, 2007, when compared to December 30, 2006. Accounts receivable decreased due to a reduction of sales volume in the fourth quarter of 2007 when compared to the fourth quarter of 2006. Days Sales Outstanding (DSO) decreased from 31.0 days at the end of fiscal 2006 to 30.6 days at the end of fiscal 2007.

         In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc. Only receivables from sales to the hospitality industry may be assigned to CIT. Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables. If CIT approves an order from a hospitality customer and the resulting receivables are not paid or disputed by the customer within ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (hospitality sales are made on Net 30 terms). Approved receivables were approximately $795,000 at December 29, 2007. Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company. The Company pays CIT a percentage of all assigned receivables. Management believes this cost will be mostly offset by reductions in Bad Debt expense and collection costs. The Company entered into this arrangement to take advantage of CIT's extensive credit checking and collection capabilities. Management believes this arrangement has improved liquidity.

         Net inventories decreased $469,607 (8.3%) at December 29, 2007, when compared to December 30, 2006. The decrease in net inventories was due to lower business sales activity as well as an increase in reserves for slow moving items.

         On June 1, 2007, the Company acquired certain assets of Superior Drapery ("Superior") for $812,527 after adjustments. The assets included inventory, accounts receivable and office furniture and equipment. Additional payments for the business may be made over the next five years depending on the sales and profitability of the business. Additional payments of $9,394 and $7,627 were due for the third and fourth quarters of 2007, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(CONTINUED)

         On November 30, 2007, the Company acquired certain assets of Doris Lee Draperies ("Doris Lee") for $809,083. The assets included inventory, accounts receivable and office furniture and equipment. Additional payments for the business may be made over the next five years depending on the sales of the business.

         Capital expenditures for 2007 were $275,342 compared to $3,091,473 in 2006. Expenditures for 2006 included $1,991,748 to purchase and construct buildings for the Company's hospitality operations in Abbotsford, Wisconsin and Red Bay, Alabama. All of the capital expenditures, including the real estate, were financed by working capital. At this time, capital spending for 2008 is expected to be approximately $500,000.

         In May 2006, the Company entered into a new line-of-credit agreement with Wachovia Bank. This agreement replaced the previous agreement that the Company had with Washington Mutual Bank. The agreement with Wachovia provides for a revolving line of credit of up to $5,000,000, and expires in June 2009. The interest rate is LIBOR plus 150 basis points and the Company is required to maintain certain financial covenants. The fourth quarter loss caused the Company to violate a financial covenant in its loan agreement with Wachovia Bank. The loan agreement states that the ratio of Senior Funded Debt to EBITDA may not exceed 2.75 to 1.00. At year-end this ratio was 7.65 to 1.00. The Company was in compliance with all other conditions of the loan agreement. Wachovia has provided a waiver for this violation through the end of the third quarter of 2008. The waiver agreement changes the interest rate from LIBOR plus 150 basis points to LIBOR plus 275 basis points until the Company is in compliance with the covenant. The Company expects to be in compliance with the covenant by the end of the fourth quarter of 2008. The Company believes that it has a good relationship with the Bank and that the loan agreement provides more than adequate coverage of working capital needs for 2008. At December 29, 2007, the Company had $674,000 in outstanding borrowings on its line-of-credit. The Company expects to use its line of credit throughout 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(CONTINUED)

Results of Operations:


The following table shows a comparison of the results of operations between fiscal 2007 and fiscal 2006:

                                                 Fiscal          %              Fiscal         %           $ Increase
                                                  2007       of Sales            2006       of Sales       (Decrease)     % Change
                                              ------------   --------        ------------   --------       -----------    --------
Net Sales                                     $ 46,080,584        100%       $ 52,237,720        100%      $(6,157,136)      -11.8%
Cost of Products Sold                           38,798,908       84.2%         42,926,510       82.2%       (4,127,602)       -9.6%
                                              ------------   --------        ------------   --------       -----------
Gross Profit                                     7,281,676       15.8%          9,311,210       17.8%       (2,029,534)      -21.8%

Selling and Administrative Expenses              8,575,289       18.6%          8,688,386       16.6%         (113,097)       -1.3%
                                              ------------   --------        ------------   --------       -----------
Operating (Loss)/Income                         (1,293,613)      -2.8%            622,824        1.2%       (1,916,437)     -307.7%

Other Income (Expense)
     Interest, Investment and
        Other Income                                94,320        0.2%            112,649        0.2%          (18,329)      -16.3%
     Interest Expense                              (92,216)      -0.2%            (90,080)      -0.2%           (2,136)        2.4%
                                              ------------   --------        ------------   --------       -----------
(Loss)/Earnings Before Income Taxes             (1,291,509)      -2.8%            645,393        1.2%       (1,936,902)     -300.1%
Provision for Income Taxes                        (484,000)      -1.0%            240,000        0.4%         (724,000)     -301.7%
                                              ------------   --------        ------------   --------       -----------

NET (LOSS)/INCOME                             $   (807,509)      -1.8%       $    405,393        0.8%      $(1,212,902)     -299.2%
                                              ============   ========        ============   ========       ===========

         Net sales for fiscal 2007 were $46,080,584 compared to $52,237,720 in fiscal 2006. The net sales decrease was 11.8%. Sales to the recreational vehicle market decreased 18.2%, primarily due to decreased shipments of motor homes and travel trailers by the Company's customers. Sales to the manufactured housing industry decreased 14.4% due to decreased shipments by the Company's customers. Sales to the hospitality market increased 6.6%, entirely due to the Superior Drapery acquisition.

         Cost of products sold as a percentage of sales was 84.2% in 2007 versus 82.2% in 2006. This is due primarily to a change in sales mix as well as fixed overhead expenses being spread over a lower sales volume. In addition, labor costs increased as a percentage of net sales, largely due to shorter lead times and smaller production lot sizes, conditions which may be expected to continue in the current market environment. The customized nature of the Company's products made to each of its customers' unique specifications, does not enable a detailed discussion of the effects of changes in prices, costs, volumes, and product mix on the costs of goods sold percentage. Management does monitor overall material cost, labor cost, and factory overheads for each of its manufacturing locations. Management reviews significant variations or changing trends with general managers. When necessary, appropriate actions are taken to address issues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(CONTINUED)

         Selling and administrative expenses decreased to $8,575,289 in 2007 from $8,688,386 in 2006. As a percentage of sales, selling and administrative expenses increased from 16.6% in fiscal 2006 to 18.6% in fiscal 2007. The increase in this percentage is largely due to fixed expenses being spread over a lower sales volume. The Company had reduced levels of wages, salaries, and commissions in 2007 relating to the lower levels of profitability. However, the 2007 acquisition of Superior, as well as consulting fees of approximately $87,000 for Sarbanes-Oxley Section 404 compliance offset much of these savings.

         Interest, investment and other income decreased 16.3% to $94,320 in 2007, while interest expense increased 2.4% to $92,216. The lower amounts from other income is largely due to lower cash discounts available on accounts payable from reduced purchasing activity. Interest expense increased only marginally as total outstanding debt and effective interest rates did not change significantly during 2007.

         Net loss was $807,509 in 2007 compared to net income of $405,393 in 2006. The decrease is primarily due to decreased sales volume as well as the increased percentage of cost of products sold to net sales. Diluted earnings per share decreased from earnings of $0.13 in fiscal 2006 to a loss of $0.27 in fiscal 2007.

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for each of the three fiscal years ended December 29, 2007:


                                   2007           2006          2005
                               -----------    -----------   -----------
Net (Loss)/Income              $  (807,509)   $   405,393   $ 1,364,814
Add:
     Income Tax                   (484,000)       240,000       770,000
     Interest Expense               92,216         90,080        74,831
     Depreciation and
        Amortization             1,461,810      1,449,129     1,436,911
     (Gain) Loss on Disposal
        of Assets                  (13,944)        15,606       165,315
                               -----------    -----------   -----------

EBITDA                         $   248,573    $ 2,200,208   $ 3,811,871
                               ===========    ===========   ===========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not required

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements, financial statements schedule, and reports of independent certified public accountants listed in Item 15(a) of this report are filed under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

         The Company's management has evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures as of December 29, 2007, as required by Exchange Act Rule 13a-15(b). Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that those disclosure controls and procedures were effective as of that date.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance that a misstatement of the financial statements would be prevented or detected.

         Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 29, 2007, and is effective. The evaluation disclosed no changes in the Company's internal control over financial reporting during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION.

         None.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 29, 2007. Such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 29, 2007. Such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 29, 2007. Such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 29, 2007. Such information is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 29, 2007. Such information is incorporated herein by reference.

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)      The following documents are filed as a part of this report:
         ----------------------------------------------------------

         Financial Statements and Schedules
         ----------------------------------

         (1)      Independent Auditors' Report

         (2)      Balance Sheets - December 29, 2007 and December 30, 2006

         (3) Statements of Earnings for the three fiscal years ended December 29, 2007

         (4) Statements of Stockholders' Equity for the three fiscal years ended December 29, 2007

         (5) Statements of Cash Flows for the three fiscal years ended December 29, 2007

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

         10AA.1 Waiver dated March 25, 2008 regarding Loan Agreement, filed herewith.

         10BB      2006 Incentive Stock Option Plan, filed as Exhibit 10BB to
                  Form 10-Q for the quarter ended July 1, 2006 and incorporated herein by reference.*

         11S      Computation of diluted earnings per share, filed herewith.

         14 Code of Conduct and Ethics, filed as Exhibit 14 to Form 10-Q for the fiscal quarter ended September 29, 2007 and incorporated herein by reference.

         23E      Consent of Independent Auditors, filed herewith.

         31.1     Certification of Principal Executive Officer, filed herewith.

         31.2     Certification of Principal Financial Officer, filed herewith.

         32       Certificate required by 18 U.S.C.ss.1350, filed herewith.

------------
*    Management contract or compensatory plan.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     DECORATOR INDUSTRIES, INC.
                                                            (Registrant)


                                               By: /s/ Michael K. Solomon
                                                   -----------------------------
                                                       Michael K. Solomon
                                                         Vice President

Dated:   March 25, 2008

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                              Title                            Signature                           Date
----                              -----                            ---------                           ----
William A. Johnson          President and Chief            /s/ William A. Johnson                  March 25, 2008
                            Executive Officer              ----------------------------

Michael K. Solomon          Vice President, Treasurer,     /s/ Michael K. Solomon                  March 25, 2008
                            Secretary, Principal           ----------------------------
                            Financial and Accounting
                            Officer

William A. Bassett          Chairman and Director          /s/ William A. Bassett                  March 25, 2008
                                                           ----------------------------

Joseph N. Ellis             Director                       /s/ Joseph N. Ellis                     March 25, 2008
                                                           ----------------------------

Ellen Downey                Director                       /s/ Ellen Downey                        March 25, 2008
                                                           ----------------------------

Thomas Dusthimer            Director                       /s/ Thomas Dusthimer                    March 25, 2008
                                                           ----------------------------

William Dixon               Director                       /s/ William Dixon                       March 25, 2008
                                                           ----------------------------

Terrence Murphy             Director                       /s/ Terrence Murphy                     March 25, 2008
                                                           ----------------------------

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
   and Stockholders of
DECORATOR INDUSTRIES, INC.

         We have audited the accompanying balance sheets of Decorator Industries, Inc. (a Pennsylvania corporation) as of December 29, 2007 and December 30, 2006 and the related statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decorator Industries, Inc. as of December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America.




                                                 LOUIS PLUNG & COMPANY, LLP
                                                 Certified Public Accountants












Pittsburgh, Pennsylvania
March 25, 2008

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

                                                                     December 29,  December 30,
                                                                         2007          2006
                                                                     -----------   -----------
               ASSETS
               ------

CURRENT ASSETS:
     Cash and Cash Equivalents                                       $    17,544   $    11,379
     Accounts Receivable, less allowance for
        doubtful accounts ($136,745 and $201,355)                      3,423,072     3,725,167
     Inventories                                                       5,181,645     5,651,252
     Income Taxes Receivable                                             575,594       633,130
     Other Current Assets                                                292,777       351,015
                                                                     -----------   -----------
TOTAL CURRENT ASSETS                                                   9,490,632    10,371,943
                                                                     -----------   -----------
Property and Equipment
     Land, Buildings & Improvements                                    9,193,421     9,191,174
     Machinery, Equipment, Furniture & Fixtures and Software           7,985,675     7,630,186
                                                                     -----------   -----------
Total Property and Equipment                                          17,179,096    16,821,360
     Less: Accumulated Depreciation and Amortization                   7,895,607     7,118,193
                                                                     -----------   -----------
Net Property and Equipment                                             9,283,489     9,703,167
                                                                     -----------   -----------
Goodwill, less accumulated Amortization of $1,348,569                  3,629,943     2,731,717
Identifiable intangible asset, less accumulated Amortization
     of $2,555,713 and $1,907,713                                      1,339,278     1,987,278
Other Assets                                                             520,562       204,466
                                                                     -----------   -----------
TOTAL ASSETS                                                         $24,263,904   $24,998,571
                                                                     ===========   ===========


        LIABILITIES & STOCKHOLDERS' EQUITY
        ----------------------------------

CURRENT LIABILITIES:
     Accounts Payable                                                $ 2,315,836   $ 1,900,471
     Current Maturities of Long-term Debt                                599,444       206,815
     Checks Issued but Not Yet Presented                                 241,815       588,245
     Accrued Expenses:
        Compensation                                                     432,932       804,929
        Other                                                          1,987,226     1,489,125
                                                                     -----------   -----------
TOTAL CURRENT LIABILITIES                                              5,577,253     4,989,585
                                                                     -----------   -----------
Long-Term Debt                                                         1,409,000     1,741,444
Deferred Income Taxes                                                    866,000       839,000
                                                                     -----------   -----------
TOTAL LIABILITIES                                                      7,852,253     7,570,029
                                                                     -----------   -----------
Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,636,375 and 4,628,053                           927,275       925,611
     Paid-in Capital                                                   1,880,861     1,797,810
     Retained Earnings                                                21,530,436    22,698,567
                                                                     -----------   -----------
                                                                      24,338,572    25,421,988
     Less: Treasury stock, at cost: 1,613,844 and 1,627,388 shares     7,926,921     7,993,446
                                                                     -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                            16,411,651    17,428,542
                                                                     -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $24,263,904   $24,998,571
                                                                     ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                                                             For the Fiscal Year
                                                --------------------------------------------
                                                    2007            2006            2005
                                                ------------    ------------    ------------
Net Sales                                       $ 46,080,584    $ 52,237,720    $ 50,525,343
Cost of Products Sold                             38,798,908      42,926,510      40,258,115
                                                ------------    ------------    ------------
Gross Profit                                       7,281,676       9,311,210      10,267,228

Selling and Administrative Expenses                8,575,289       8,688,386       8,148,485
                                                ------------    ------------    ------------
Operating (Loss)/Income                           (1,293,613)        622,824       2,118,743

Other Income (Expense)
      Interest, Investment and
         Other Income                                 94,320         112,649          90,902
      Interest Expense                               (92,216)        (90,080)        (74,831)
                                                ------------    ------------    ------------
(Loss)/Earnings Before Income Taxes               (1,291,509)        645,393       2,134,814
Provision for Income Taxes                          (484,000)        240,000         770,000
                                                ------------    ------------    ------------

NET (LOSS)/INCOME                               $   (807,509)   $    405,393    $  1,364,814
                                                ============    ============    ============

EARNINGS PER SHARE
      BASIC                                     $      (0.27)   $       0.14    $       0.47
                                                ============    ============    ============
      DILUTED                                   $      (0.27)   $       0.13    $       0.46
                                                ============    ============    ============

Weighted Average Number of Shares Outstanding
      Basic                                        3,005,988       2,982,735       2,882,196
      Diluted                                      3,005,988       3,036,488       2,998,598











    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                   COMMON        PAID-IN       RETAINED      TREASURY
                                   STOCK         CAPITAL       EARNINGS       STOCK           TOTAL
                                -----------    -----------    -----------   -----------    -----------
BALANCE AT
JANUARY 1, 2005                 $   897,946    $ 1,423,275    $21,633,044   $(8,154,597)   $15,799,668

Transactions for 2005
  Net Income                                                    1,364,814                    1,364,814
  Issuance of stock for
     Exercise of options             16,952        165,254                       17,791        199,997
  Issuance of stock for
     Directors compensation                         28,314                       41,686         70,000
  Dividends paid                                                 (346,467)                    (346,467)
                                -----------    -----------    -----------   -----------    -----------

BALANCE AT
DECEMBER 31, 2005               $   914,898    $ 1,616,843    $22,651,391   $(8,095,120)   $17,088,012
Transactions for 2006
  Net Income                                                      405,393                      405,393
  Issuance of stock for
     Exercise of options             10,713         99,710                       54,030        164,453
  Issuance of stock for
     Directors compensation                         33,356                       47,644         81,000
  Stock-Based Compensation                          47,901                                      47,901
  Dividends paid                                                 (358,217)                    (358,217)
                                -----------    -----------    -----------   -----------    -----------

BALANCE AT
DECEMBER 30, 2006               $   925,611    $ 1,797,810    $22,698,567   $(7,993,446)   $17,428,542
Transactions for 2007
  Net Loss                                                       (807,509)                    (807,509)
  Issuance of stock for
     Directors compensation                         24,475                       66,525         91,000
  Issuance of stock purchased
     by Directors Trust               1,664         32,789                                      34,453
  Stock-Based Compensation                          25,787                                      25,787
  Dividends paid                                                 (360,622)                    (360,622)
                                -----------    -----------    -----------   -----------    -----------

BALANCE AT
DECEMBER 29, 2007               $   927,275    $ 1,880,861    $21,530,436   $(7,926,921)   $16,411,651
                                ===========    ===========    ===========   ===========    ===========









    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS

                                                                       For the Fiscal Year
                                                            -----------------------------------------
                                                                2007           2006          2005
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)/Income                                        $  (807,509)   $   405,393    $ 1,364,814
   Adjustments to Reconcile Net (Loss)/Income to Net Cash
   Provided by Operating Activities
      Depreciation and Amortization                           1,461,810      1,449,129      1,436,911
      Provision for Losses on Accounts Receivable               152,903        196,416         30,000
      Deferred Taxes                                             55,000        232,000        (64,000)
      Stock-Based Compensation                                   25,787         47,901             --
      (Gain)/Loss on Disposal of Assets                         (13,944)        15,606        165,315
   Increase (Decrease) from Changes in:
      Accounts Receivable                                       149,192        651,832     (1,138,741)
      Inventories                                               850,288        149,301       (686,902)
      Prepaid Expenses                                           87,774       (650,542)       233,740
      Other Assets                                             (316,096)       114,133       (138,017)
      Accounts Payable                                          415,365     (1,175,324)       536,543
      Accrued Expenses                                           22,266        497,550       (152,904)
                                                            -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,082,836      1,933,395      1,586,759
                                                            -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net Cash Paid for Acquisitions                            (1,300,372)            --     (1,067,472)
   Capital Expenditures                                        (275,382)    (3,091,473)      (579,629)
   Proceeds from Property Dispositions                           20,497          3,894         71,373
                                                            -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                        (1,555,257)    (3,087,579)    (1,575,728)
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term Debt Payments                                     (206,815)      (207,295)      (174,723)
   Dividend Payments                                           (360,622)      (358,217)      (346,467)
   Change in Checks Issued but Not Yet Presented               (346,430)       588,245             --
   Proceeds from Exercise of Stock Options                           --        164,453        199,997
   Net Borrowings under Line-of-Credit Agreements               267,000        407,000             --
   Issuance of Stock for Directors' Trust                        91,000         81,000         70,000
   Proceeds from Directors' Trust Stock Purchase                 34,453             --             --
                                                            -----------    -----------    -----------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES            (521,414)       675,186       (251,193)

Net Increase/(Decrease) in Cash and Cash Equivalents              6,165       (478,998)      (240,162)
Cash and Cash Equivalents at Beginning of Year                   11,379        490,377        730,539
                                                            -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    17,544    $    11,379    $   490,377
                                                            ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash Paid for:
      Interest                                              $    79,717    $    80,996    $   105,755
      Income Taxes                                          $    50,061    $   551,368    $   612,172


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Nature of Operations
         --------------------

         The Company designs, manufactures and sells a broad range of interior furnishings, principally draperies, curtains, shades, blinds, bedspreads, valance boards, comforters, pillows, cushions, and camper tents. These products are sold to original equipment manufacturers of recreational vehicles and manufactured housing and to the hospitality industry (motels/hotels) either through distributors or directly to the customers.

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

         Fiscal Year
         -----------

         The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in approximately every sixth year containing 53 weeks. Fiscal year 2007 was a 52-week period ended December 29, 2007, Fiscal year 2006 was a 52-week period ending December 30, 2006, and Fiscal year 2005 was a 52-week period ending December 31, 2005.

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

         Goodwill and Other Intangible Assets
         ------------------------------------

         The excess of investment costs over the fair value of net assets related to the acquisitions of Haleyville Manufacturing (1973), Liberia Manufacturing (1985) and Specialty Windows (1997) was being amortized over a period of 40 years. No goodwill has been amortized since 2001 pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets"

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Starting in 2002 the Company was required to evaluate the remaining goodwill for possible impairment. The Company had $3,629,943 of goodwill at December 29, 2007 and $2,731,717 of goodwill at December 30, 2006. The increase in 2007 consisted of $480,675 from the Superior Drapery acquisition and $417,551 from the Doris Lee Draperies acquisition. The Company tests its goodwill annually for impairment, or more frequently if events or changes in circumstances indicate possible impairment. Management evaluated the goodwill as of December 29, 2007 and determined that no impairment exists.

         The Company has an identifiable intangible asset of $1,339,278 arising from the January 2004 purchase of its Douglas, Georgia facility from Fleetwood Enterprises, Inc. and the related supply agreement. This is due to $3,894,991 of acquisition expenses less $2,555,713 of accumulated amortization for this intangible asset. This intangible asset will be amortized over the life of the agreement with Fleetwood. The agreement to expand its relationship and become Fleetwood's exclusive supplier of selected interior furnishing products was the primary factor in compelling the Company to make the acquisition. The asset is currently being amortized over six years. The remaining benefits of the agreement with Fleetwood exceed the remaining capitalized cost of the intangible asset.

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

         All cash balances at December 29, 2007 and December 30, 2006 were in general deposit and/or checking accounts.

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109", ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company adopted the provisions of FIN 48 at the beginning of the current fiscal year. As a result of the implementation of FIN 48, the Company recognized no material adjustments to the liability for unrecognized income tax benefits.

         The Company's policy regarding the classification of interest and penalties recognized in accordance with FIN 48 is to classify them as income tax expense in its financial statements, if applicable.

         Freight Costs
         -------------

         Freight costs associated with acquiring inventories are charged to cost of goods sold when incurred. Freight costs for delivering products to customers are included in revenues from sales at the time the goods are shipped.

         Advertising Expenses
         --------------------

         The Company incurs "advertising expenses" in the form of participation in industry trade shows and in the case of the hospitality industry in the preparation and printing of sample books. Advertising expenses were $226,342 in fiscal 2007, $213,721 in fiscal 2006, and $119,078 in fiscal 2005. The increasing expenses were incurred to enhance the Company's visibility as a resource to the lodging industry.

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

         In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc. Only receivables from sales to the hospitality industry may be assigned to CIT. Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables. If CIT approves an order from a hospitality customer and the resulting receivables are not paid or disputed by the customer within

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (hospitality sales are made on Net 30 terms). Approved receivables were approximately $795,000 at December 29, 2007. Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company. The Company pays CIT a percentage of all assigned receivables. Management believes this cost will be mostly offset by reductions in Bad Debt expense and collection costs. The Company entered into this arrangement to take advantage of CIT's extensive credit checking and collection capabilities. Management believes this arrangement has improved liquidity.

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

         Fair Value of Financial Instruments
         -----------------------------------

         Marketable securities are carried at fair value. Losses of $4,442 and $1,299 are included in income for the years ended December 29, 2007 and December 30, 2006, respectively. All other financial instruments are carried at amounts believed to approximate fair value.

         Earnings Per Share
         ------------------

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. No dilution was recorded for fiscal 2007 because the effect of the stock options on net loss was antidilutive. See Note 10 "Earnings Per Share" for computation of EPS.

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

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         At December 29, 2007, the Company had options outstanding under two fixed stock option plans. If the Company had elected to recognize compensation expense in prior years for options granted based on their fair values at the grant dates, consistent with SFAS No. 123(R), net income and earnings per share would have been reported as follows:

                                                        2006           2005          2004
                                                    -----------    -----------   -----------
         Net (Loss)/Income, as reported             $  (807,509)   $   405,393   $ 1,364,814

         Deduct: value of stock-based employee
             compensation earned but not recorded
             in the Statements of Earnings          $        --    $        --   $   (74,548)
                                                    -----------    -----------   -----------

         Pro forma Net (Loss)/Income                $  (807,509)   $   405,393   $ 1,290,266

         Earnings per share:
             Basic: as reported                     $     (0.27)   $      0.14   $      0.47
             Basic: pro forma                       $     (0.27)   $      0.14   $      0.45

             Diluted: as reported                   $     (0.27)   $      0.13   $      0.46
             Diluted: pro forma                     $     (0.27)   $      0.13   $      0.43


         The Company expensed $25,787 and $47,901 in 2007 and 2006, respectively, under existing option grants.


         The option grants for each year were calculated using the following assumptions:

   Year of            Valuation             Dividend      Expected      Risk-free        Expected
    Grant               Method               Yield       Volatility   Interest rate        Life
--------------   ----------------------  -------------  ------------- ---------------  ------------
         1998    Black-Scholes                2.6%          47.7%         5.6%           5.0 years
         1999    Black-Scholes                2.5%          42.8%         5.8%           5.0 years
         2002    Black-Scholes                2.3%          41.2%         3.6%          10.0 years
         2004    Black-Scholes                1.5%          40.1%         2.8%           5.0 years
         2005    Black-Scholes                1.3%          41.0%         4.1%           5.0 years
         2007    Black-Scholes                2.9%          33.7%         3.6%           6.5 years

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Awards granted in 1998, 1999, 2002, and 2007 assumed compensation cost was recognized on a straight-line basis over the requisite service period for the entire award. Awards granted in 2004 and 2005 assumed compensation cost was recognized on a straight line basis over the requisite service period for each seperately vesting portion of the award. The 2004 and 2005 awards vested 20% at the end of each year for five years, and the recognition of compensation cost related to these awards considered them to be in-substance, multiple awards.

         In accordance with the Securities and Exchange Commission's "Staff Accounting Bulleting 110" (SAB 110) issued in December 2007, the Company estimated the useful life of its 2007 option grant at 6.5 years. SAB 110 permits a simplified method for estimating the expected life of employee stock options when there is insufficient historical data to provide a reasonable estimate of expected option life.

         Segment Information
         -------------------

         The Company has one business segment, the interior furnishings business, and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

         Recent Accounting Developments
         ------------------------------

         The following Statements of Financial Accounting Standards (SFAS) were issued by the Financial Accounting Standards Board (FASB):

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will not have an effect on the Company's financial statements.

         In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations". SFAS No. 141 (Revised 2007) updated the original SFAS No. 141 by providing greater guidance to companies involved in acquisitions concerning identifying the acquiring company and applying the principles of the statement. SFAS No. 141 (Revised
         2007) will not have an effect on the Company's financial statements.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." This standard will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 will not have an effect on the Company's financial statements.

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(2)      INVENTORIES
         -----------

         Inventories consisted of the following classifications:

                                              2007         2006
                                           ----------   ----------
         Raw materials & supplies          $4,275,090   $4,737,878
         In process & finished goods          906,555      913,374
                                           ----------   ----------
                                           $5,181,645   $5,651,252
                                           ==========   ==========


(3)      LEASES
         ------

         The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the Company bears the cost of maintenance and repairs and other operating expenses. Rent expense was $373,709 in 2007, $385,750 in 2006, and $386,862 in 2005.

         Commitments under these leases extend through August 2012 and are as follows:

                             2008                $290,974
                             2009                $175,894
                             2010                $ 89,630
                             2011                $ 61,368
                             2012                $ 28,815


(4)      COMMITMENTS
         -----------

         The Company has commitments under employment, consulting and non-compete agreements entered into with four individuals. The minimum commitments under these agreements are payable as follows:

                             2008                $490,621
                             2009                $471,799
                             2010                $460,334
                             2011                $460,334
                             2012                $398,334


         The commitments are fixed as to cash compensation, but include the costs of fringe benefits guaranteed under the terms of the contracts. One of the commitments includes a long term care policy for the individual. Should premiums for this long term care policy increase, the Company's liability for this commitment will increase accordingly.


(5)      SIGNIFICANT CUSTOMER
         ---------------------
         Sales to Fleetwood Enterprises accounted for 21.8%, 26.6% and 22.5% of Company sales in 2007, 2006 and 2005, respectively. Fleetwood operates in the manufactured housing and recreational vehicle industries.

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(6)      LONG TERM-DEBT AND CREDIT ARRANGEMENTS
         --------------------------------------

         Long-term debt consists of the following:

                                                                    2007                  2006
                                                                ------------          ------------
         Note payable in monthly payments of $2,088 through
         August 2007 at 4% interest. This note was secured
         by the first mortgage on the Bloomsburg, PA
         building. This note was paid in full during 2007.      $         --          $     14,148

         Note payable in monthly payments of $3,556
         principal plus accrued interest at 4.39% monthly
         through June 2008. This note is secured by the
         Company's Elkhart, IN building.                             444,444               487,111

         Bond payable in monthly installments through
         November 2008. The interest rate is variable and
         is 3.47% at December 29, 2007. This bond is secured
         by the Company's Bloomsburg, PA property.                    50,000               100,000

         Bond payable in quarterly installments through
         March 2014. The interest rate is variable and
         is 3.55% at December 29, 2007. This bond is
         secured by the Company's Goshen, IN property.               840,000               940,000

         Borrowings on revolving line of credit. The
         interest rate is variable and is 6.13% at December
         29, 2007 with interest payable monthly. Principal
         is due at the maturity date of June 30, 2009.               674,000               407,000
                                                                ------------          ------------
                                                                   2,008,444             1,948,259
         Less amount due within one year                             599,444               206,815
                                                                ------------          ------------
                                                                $  1,409,000          $  1,741,444
                                                                ============          ============

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(6)      LONG TERM-DEBT AND CREDIT ARRANGEMENTS (CONTINUED)
         -------------------------------------------------

         The principal payments on long-term debt for the five years subsequent to December 29, 2007 are as follows:

                             2008                $  599,444
                             2009                $  794,000
                             2010                $  125,000
                             2011                $  140,000
                             2012                $  150,000
                       Thereafter                $  200,000

         In May 2006, the Company entered into a line-of-credit agreement with Wachovia Bank. The agreement with Wachovia provides for a revolving line of credit of up to $5,000,000, and expires in June 2009. The interest rate is LIBOR plus 150 basis points and the Company is required to maintain certain financial covenants. The fourth quarter loss caused the Company to violate a financial covenant in its loan agreement with Wachovia Bank. The loan agreement states that the ratio of Senior Funded Debt to EBITDA may not exceed 2.75 to 1.00. At year-end this ratio was 7.65 to 1.00. The Company was in compliance with all other conditions of the loan agreement. Wachovia has provided a waiver for this violation through the end of the third quarter of 2008. The waiver agreement changes the interest rate from LIBOR plus 150 basis points to LIBOR plus 275 basis points until the Company is in compliance with the covenant. The Company expects to be in compliance with the covenant by the end of the fourth quarter of 2008. The Company believes that it has a good relationship with the Bank and that the loan agreement provides more than adequate coverage of working capital needs for 2008. At December 29, 2007, the Company had $674,000 in outstanding borrowings on its line-of-credit. The Company expects to use its line of credit throughout 2008.


(7)      EMPLOYEE BENEFIT PLANS
         ----------------------

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed 1 year of employment. Eligible employees may contribute up to 75% of their earnings with a maximum of $15,500 for 2007 ($20,500 for employees over 50 years of age) based on the Internal Revenue Service annual contribution limit. For fiscal 2007 and 2006, the Company matched 25% of the first 6% of the employee's contributions up to 1.5% of each employee's earnings. Prior to January 1, 2006, the Company matched 25% of the first 4% of the employee's contributions up to 1% of each employee's earnings. Effective January 1, 2008, the Company began matching employee contributions at 100% of the first 3% of the employee's contributions, and 50% of the next 2% of the employee's contributions, up to a maximum contribution of 4% of each employee's earnings. Contributions are invested at the direction of the employee to one or more funds. Company contributions prior to January 1, 2008 began to vest after two years, with 100% vesting after five years. Company contributions after January 1, 2008 vest immediately. Company contributions to the plan were $60,068 in 2007, $66,765 in 2006, and $49,213 in 2005.

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

         Under the 2006 Incentive Stock Option Plan, (the "2006 Plan"), the Company may issue up to 250,000 shares of Common Stock. Under this plan, the exercise price of the option equals the fair market price of the Company's stock on the date of the grant and an option's maximum term is 10 years. A total of 115,000 options were granted in 2007 under the 2006 Plan as of December 29, 2007.

         A summary of the status of the Company's outstanding stock options as of December 29, 2007, December 30, 2006, and December 31, 2005, and changes during the years ending on those dates is presented below:

                                                       2007                          2006                           2005
                                            -------------------------     -------------------------     --------------------------
                                                          Exercise                      Exercise                        Exercise
                                             Shares (1)    Price (2)      Shares (1)     Price (2)       Shares (1)     Price (2)
                                            -----------   -----------     -----------   -----------     -----------    -----------
Outstanding at beginning of year               243,762      $   6.74         362,728         $6.19          506,632         $5.78
Granted                                        115,000          4.14              --            --           17,500          9.00
Exercised                                           --            --        (109,966)         4.91         (148,904)         4.89
Forfeited/Cancelled                            (39,812)         6.53          (9,000)         7.08          (12,500)         8.87
                                            -----------                   -----------                   -----------

Outstanding at year-end                        318,950      $   5.83         243,762         $6.74          362,728         $6.19

Options exercisable at year-end                173,370                       197,442                        293,468
Weighted average fair value of
  options granted during the year            $    1.19                            --                          $3.35            --

         The following information applies to fixed stock options outstanding at December 29, 2007:

                  Number outstanding (1)                         318,950
                  Range of exercise prices                       $4.14 to $9.30
                  Weighted-average exercise price                $5.83
                  Weighted-average remaining contractual life    6.76  years

         ------------
         (1)      As adjusted for the five-for-four stock split in July 1998.
         (2)      Based on the weighted-average exercise price.

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(9)      INCOME TAXES
         ------------

         A summary of income taxes is as follows:

                         2007          2006         2005
                      ---------     ---------    ---------
         Current:
           Federal    $(470,000)    $     500    $ 679,000
           State        (69,000)        7,500      155,000
         Deferred        55,000       232,000      (64,000)
                      ---------     ---------    ---------

         Total        $(484,000)    $ 240,000    $ 770,000
                      =========     =========    =========

         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax liability relate to the following:

         Depreciation                                   $ 600,000    $ 600,000
         Amortization                                     466,000      405,000
         Inventories, due to additonal cost
           recorded for income tax purposes               (16,000)     (21,000)
         Accounts receivable, due to allowance
           for doubtful accounts                          (53,000)     (79,000)
         Directors' Trust                                (200,000)    (165,000)
         Accrued liabilities, due to expenses not yet
           deductible for income tax purposes             (10,000)      (8,000)
                                                        ---------    ---------

                                                        $ 787,000    $ 732,000
                                                        =========    =========


         The net deferred income tax liability is presented in the balance sheets as follows:

                                                           2007         2006
                                                        ---------    ---------
         Current Asset                                  $  79,000    $ 107,000
         Long-term Liability                              866,000      839,000

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(9)      INCOME TAXES (CONTINUED)
         ------------------------

         The effective income tax rate varied from the statutory Federal tax rate as follows:

                                              2007         2006         2005
                                              ----         ----         ----
        Federal statutory rate                34.0%        34.0%        34.0%
        State income taxes, net of
            federal income tax benefit         4.9          4.8          4.1
        Other                                 (1.4)        (1.6)        (2.0)
                                              ----        -----        -----
        Effective income tax rate             37.5%        37.2%        36.1%
                                              ====         ====        =====




 (10)    EARNINGS PER SHARE
         ------------------

         In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                2007           2006          2005
                                             ----------    -----------   -----------
         Numerator:
           Net (loss)/income                 $ (807,509)   $   405,393   $ 1,364,814
                                             ==========    ===========   ===========

         Denominator
           Weighted-average number of
             Common Shares outstanding        3,005,988      2,982,735     2,882,196
           Dilutive effect of stock
             options on net income                    0         53,753       116,402
                                             ----------    -----------   -----------

                                              3,005,988      3,036,488     2,998,598
                                             ==========    ===========   ===========

         Diluted (loss)/earnings per share   $    (0.27)   $      0.13   $      0.46
                                             ==========    ===========   ===========


         No dilutive effects are shown for fiscal 2007 since the effect of stock options on the net loss is antidilutive.

                           DECORATOR INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(11)     BUSINESS ACQUISITIONS
         ---------------------

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

         In connection with the acquisition, the Company and Fleetwood entered into an agreement for the Company to be the exclusive supplier of Fleetwood's drapery, bedspread, and other decor requirements for a period of six years. While Fleetwood has advised the Company that it is satisfied with the Company's performance, it did not extend the contract at this time beyond its current expiration of January 26, 2010. Currently, Fleetwood is limiting contracts to shorter duration with two or three years being an exception.

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

         Fleetwood was the Company's largest customer in 2007 and 2006, representing 21.8% and 26.6% of total sales, respectively.

         On June 1, 2007, the Company acquired certain assets of Superior Drapery ("Superior"). The assets included inventory, accounts receivable and office furniture and equipment. The total price paid at closings was $812,527 after adjustments. Additional payments for the business may be made over the next five years depending on the sales and profitability of the business. The additional payments will be no more than $1,250,000. Additional payments of $9,394 and $7,626 were due for the third and fourth quarters of 2007, respectively. Superior is a supplier of window treatments and bed coverings sold mostly to motels located in the northeastern United States.

         On November 30, 2007, the Company acquired certain assets of Doris Lee Draperies ("Doris Lee"). The assets included inventory, accounts receivable, machinery, and office furniture and equipment. The total price paid at closing was $809,083 after adjustments. Additional payments for the business may be made over the next five years depending on the sales of the business. The additional payments will be no more than $1,000,000. Doris Lee was a supplier of window treatments and bed coverings to the manufactured housing industry.

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE




The Board of  Directors
  and Stockholders of
DECORATOR INDUSTRIES, INC.



         The audit referred to in our opinion dated March 25, 2008 on the financial statements as of December 29, 2007 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in Item 15 (a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.





                                                   LOUIS PLUNG & COMPANY, LLP
                                                   Certified Public Accountants




















Pittsburgh, Pennsylvania
March 25, 2008

                           DECORATOR INDUSTRIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


               COLUMN A       COLUMN B                      COLUMN C                      COLUMN D                   COLUMN E
                                                           Additions
                                                    (1)                 (2)
                                                Charged to           Charged to
                             Balance at            Costs               Other                                        Balance at
                             Beginning              And               Accounts           Deductions                    End
Description                  of Period           Expenses            Described           Described                  of Period
-----------                  ---------           --------            ---------           ---------                  ---------
DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

                 2007        $ 201,355             152,903                    0            217,513 (A)               $ 136,745
                 2006        $ 131,690             196,416                    0            126,751 (A)               $ 201,355
                 2005        $ 144,077              30,000                    0             42,387 (A)               $ 131,690

(A) Write-off bad debts


ALLOWANCE FOR SALES
RETURNS

                 2007        $  71,849              18,151                    0                  0                    $ 90,000
                 2006        $  53,663              18,186                    0                  0                    $ 71,849
                 2005        $  30,000              23,663                    0                  0                    $ 53,663
