Form 10-Q
period 2008-03-29
DECORATOR INDUSTRIES INC
filed 2008-05-13
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2008

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Title of each class                       Outstanding at May 13, 2008
        -------------------                       ---------------------------
Common Stock, Par Value $.20 Per Share                 2,927,296 shares

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEETS


                                                                         March 29,   December 29,
                                                                           2008          2007
                                                                       -----------   -----------
                                                                       (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
       Cash and Cash Equivalents                                       $    16,504   $    17,544
       Accounts Receivable, less allowance for
          doubtful accounts ($141,745 and $136,745)                      3,767,569     3,423,072
       Inventories                                                       5,503,927     5,181,645
       Income Taxes Receivable                                             583,166       575,594
       Other Current Assets                                                416,241       292,777
                                                                       -----------   -----------
TOTAL CURRENT ASSETS                                                    10,287,407     9,490,632
                                                                       -----------   -----------
Property and Equipment
       Land, Buildings & Improvements                                    9,193,421     9,193,421
       Machinery, Equipment, Furniture & Fixtures and Software           8,067,065     7,985,675
                                                                       -----------   -----------
Total Property and Equipment                                            17,260,486    17,179,096
       Less: Accumulated Depreciation and Amortization                   8,060,494     7,895,607
                                                                       -----------   -----------
Net Property and Equipment                                               9,199,992     9,283,489
                                                                       -----------   -----------
Goodwill, less accumulated Amortization of $1,348,569                    3,685,163     3,629,943
Identifiable intangible asset, less accumulated Amortization
       of $2,717,713 and $2,555,713                                      1,177,278     1,339,278
Other Assets                                                               434,951       520,562
                                                                       -----------   -----------
TOTAL ASSETS                                                           $24,784,791   $24,263,904
                                                                       ===========   ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts Payable                                                $ 2,810,850   $ 2,315,836
       Current Maturities of Long-term Debt                                581,278       599,444
       Checks Issued But Not Yet Presented                                 348,719       241,815
       Accrued Expenses:
          Compensation                                                     449,792       432,932
          Other                                                          2,053,997     1,987,226
                                                                       -----------   -----------
TOTAL CURRENT LIABILITIES                                                6,244,636     5,577,253
                                                                       -----------   -----------
Long-Term Debt                                                           2,464,000     1,409,000
Deferred Income Taxes                                                      582,000       866,000
                                                                       -----------   -----------
TOTAL LIABILITIES                                                        9,290,636     7,852,253
                                                                       -----------   -----------
Stockholders' Equity
       Common Stock $.20 par value: Authorized shares, 10,000,000;
          Issued shares, 4,641,140 and 4,636,375                           928,228       927,275
       Paid-in Capital                                                   1,911,608     1,880,861
       Retained Earnings                                                20,967,242    21,530,436
                                                                       -----------   -----------
                                                                        23,807,078    24,338,572
       Less: Treasury stock, at cost: 1,713,844 and 1,613,844 shares     8,312,923     7,926,921
                                                                       -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                              15,494,155    16,411,651
                                                                       -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $24,784,791   $24,263,904
                                                                       ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                          For the Thirteen Weeks Ended
                                                -----------------------------------------------
                                                      March 29,                March 31,
                                                        2008                     2007
                                                ---------------------   -----------------------
Net Sales                                       $ 10,503,898   100.0%   $  12,247,417    100.0%
Cost of Products Sold                              9,007,688    85.8%      10,317,008     84.2%
                                                ------------            -------------
Gross Profit                                       1,496,210    14.2%       1,930,409     15.8%

Selling and Administrative Expenses                2,254,076    21.4%       2,072,278     17.0%
                                                ------------            -------------
Operating Loss                                      (757,866)   -7.2%        (141,869)    -1.2%

Other Income (Expense)
     Interest, Investment, and                        19,449     0.2%          23,201      0.2%
        Other Income
     Interest Expense                                (30,101)   -0.3%         (23,261)    -0.2%
                                                ------------            -------------
Loss Before Income Taxes                            (768,518)   -7.3%        (141,929)    -1.2%
Provision for Income Taxes                          (293,000)   -2.8%         (50,000)    -0.4%
                                                ------------            -------------
NET LOSS                                        $   (475,518)   -4.5%   $     (91,929)    -0.8%
                                                ============            =============
EARNINGS PER SHARE
     BASIC                                      $      (0.16)           $       (0.03)
                                                ============            =============

     DILUTED                                    $      (0.16)           $       (0.03)
                                                ============            =============

Weighted Average Number of Shares Outstanding
     Basic                                         2,936,556                3,001,228
     Diluted                                       2,936,556                3,001,228

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      For the Thirteen Weeks Ended
                                                      ----------------------------
                                                         March 29,     March 31,
                                                           2008          2007
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                           $  (475,518)   $   (91,929)
    Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operating Activities
       Depreciation and Amortization                       358,335        373,654
       Provision for Losses on Accounts Receivable           5,000         20,600
       Deferred Taxes                                        5,000         (8,000)
       Stock-Based Compensation                             11,450          8,746
       Gain on Disposal of Assets                           (4,000)       (13,127)
    Increase/(Decrease) from Changes in:
       Accounts Receivable                                (347,697)      (769,541)
       Inventories                                        (322,282)       105,285
       Prepaid Expenses                                   (420,036)      (103,441)
       Other Assets                                         85,611        (49,127)
       Accounts Payable                                    495,014      1,365,090
       Accrued Expenses                                     28,411       (422,767)
                                                       -----------    -----------
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES       (580,712)       415,443
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                  (113,838)       (56,662)
    Proceeds from Property Dispositions                      3,200         19,647
                                                       -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                     (110,638)       (37,015)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term Debt Payments                                (48,166)       (54,232)
    Dividend Payments                                      (87,676)       (90,020)
    Change in Checks Issued but Not Yet Presented          106,904       (269,314)
    Net Borrowings under Line-of-Credit Agreement        1,085,000         23,000
    Issuance of Stock for Directors Trust                   20,250         20,250
    Purchase of Common Stock for Treasury                 (386,002)            --
                                                       -----------    -----------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES        690,310       (370,316)

Net (Decrease)/Increase in Cash and Cash Equivalents        (1,040)         8,112
Cash and Cash Equivalents at Beginning of Year              17,544         11,379
                                                       -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    16,504    $    19,491
                                                       ===========    ===========
Supplemental Disclosures of Cash Flow Information:
    Cash Paid for:
       Interest                                        $    28,120    $    21,184
       Income Taxes                                    $     1,530    $     1,500


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             THIRTEEN WEEKS ENDED MARCH 29, 2008 AND MARCH 31, 2007
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 29, 2008, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended March 29, 2008 and March 31, 2007.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 29, 2007. The results of operations for the thirteen week periods ended March 29, 2008 and March 31, 2007 are not necessarily indicative of operating results for the full year.

NOTE 3.           INVENTORIES

         Inventories at March 29, 2008 and December 29, 2007 consisted of the following:

                                         March 29,   December 29,
                                           2008          2007
                                        -----------  -----------
        Raw Material and Supplies       $ 4,494,398  $ 4,275,090
        In Process and Finished Goods     1,009,529      906,555
                                        -----------  -----------
        Total Inventory                 $ 5,503,927  $ 5,181,645
                                        ===========  ===========

NOTE 4.           EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. No dilution is shown for the thirteen week periods ended March 29, 2008 and March 31, 2007 since the effect of the stock options on the net loss is antidilutive. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                      For the Thirteen Weeks Ended
                                      ----------------------------
                                         March 29,     March 31,
                                           2008           2007
                                      ------------    ------------
Numerator:
     Net loss                          $  (475,518)   $   (91,929)
                                       ===========    ===========
Denominator:
     Weighted-average number of
         common shares outstanding       2,936,556      3,001,228

     Dilutive effect of
         stock options on net income             0              0
                                       -----------    -----------

                                         2,936,556      3,001,228
                                       ===========    ===========

     Diluted earnings per share:       $     (0.16)   $     (0.03)
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

FINANCIAL CONDITION

The Company's financial ratios changed as illustrated below. The financial condition remains strong, and the long-term debt to total capitalization ratio remained low at 13.72%

                                           March 29,                December 29,
                                             2008                      2007
                                          ----------                -----------
Current Ratio                               1.65:1                     1.70:1
Quick Ratio                                 0.77:1                     0.77:1
LT Debt to Total Capital                    13.72%                     7.91%
Working Capital                           $4,042,771                 $3,913,379

At March 29, 2008, the Company had outstanding borrowings of $1,759,000 on its $5 million line of credit. The outstanding borrowings were $674,000 at December 29, 2007. The Company expects to use its line of credit for the remainder of 2008. Management believes that the line of credit is adequate for working capital needs for the balance of 2008.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Days Sales Outstanding (DSO) in accounts receivable were 31.8 days at March 29, 2008 compared to 30.6 and 32.5 days at December 29, 2007 and March 31, 2007, respectively. Net accounts receivable was $3,767,569 at March 29, 2008, compared to $3,423,072 and $4,474,108 at December 29, 2007 and March 31, 2007,
respectively. The increase in accounts receivable from fiscal year end is due to the seasonality of the Company's sales, while the decrease in accounts receivable from a year ago is due to the reduced sales volumes in the current year. Inventories were $5,503,927 at March 29, 2008, as compared to $5,181,645 and $5,545,967 at December 29, 2007 and March 31, 2007, respectively. The increase in inventory from fiscal year end is due to the seasonality of the Company's sales. The increase in accounts payable from $2,315,836 at year-end to $2,810,850 was proportionate to the increase in inventory.

Capital expenditures were $113,838 for the quarter ended March 29, 2008, compared to $56,662 for the same period of the prior year.

Management does not foresee any events which will adversely affect its liquidity during 2008.

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the thirteen week periods ended March 29, 2008 and March 31, 2007:

(dollars in thousands)
                             For the Thirteen Weeks Ended
                       ---------------------------------------
                         March 29, 2008        March 31, 2007
                       ------------------   ------------------
                         Net       % of       Net      % of
                        Sales      total     Sales     total
                       -------   --------   -------   --------
Recreational Vehicle   $ 4,820        46%   $ 7,384        60%
Manufactured Housing     2,391        23%     1,914        16%
Hospitality              3,293        31%     2,949        24%
                       -------   -------    -------   -------
Total Net Sales        $10,504       100%   $12,247       100%
                       =======              =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED MARCH 29, 2008, (FIRST QUARTER 2008) COMPARED TO THIRTEEN WEEK PERIOD ENDED MARCH 31, 2007, (FIRST QUARTER 2007)

The following table shows a comparison of the results of operations between First Quarter 2008 and First Quarter 2007:


                                      First Quarter     %      First Quarter    %       $ Increase
                                          2008       of Sales      2007      of Sales   (Decrease)    % Change
                                      ------------  ---------  ------------  ---------  -----------   --------
Net Sales                             $ 10,503,898       100%  $ 12,247,417       100%  $(1,743,519)   -14.2%
Cost of Products Sold                    9,007,688      85.8%    10,317,008      84.2%   (1,309,320)   -12.7%
                                      ------------  --------   ------------  ---------   ----------
Gross Profit                             1,496,210      14.2%     1,930,409      15.8%     (434,199)   -22.5%

Selling and Administrative Expenses      2,254,076      21.4%     2,072,278      17.0%      181,798      8.8%
                                      ------------  --------   ------------  ---------   ----------
Operating Loss                            (757,866)     -7.2%      (141,869)     -1.2%     (615,997)   434.2%

Other Income (Expense)
     Interest, Investment and
        Other Income                        19,449       0.2%        23,201       0.2%       (3,752)   -16.2%
     Interest Expense                      (30,101)     -0.3%       (23,261)     -0.2%       (6,840)    29.4%
                                      ------------  --------   ------------  ---------   ----------
Loss Before Income Taxes                  (768,518)     -7.3%      (141,929)     -1.2%     (626,589)   441.5%
Provision for Income Taxes                (293,000)     -2.8%       (50,000)     -0.4%     (243,000)   486.0%
                                      ------------  --------   ------------  ---------   ----------

NET LOSS                              $   (475,518)     -4.5%  $    (91,929)     -0.8%   $ (383,589)   417.3%
                                      ============  ========   ============  =========   ==========

Net sales for the First Quarter 2008 were $10,503,878, compared to $12,247,417 for the same period in the previous year, a 14.2% decrease. Sales to the Company's recreational vehicle customers decreased 34.7% in First Quarter 2008 when compared to the same period of the prior year. The recreational vehicle industry reported a 11.8% decrease in shipments during the First Quarter 2008 compared to the same period of the prior year. Sales to the Company's manufactured housing customers increased 24.9% in First Quarter 2008 when compared to the same period of the prior year. The current year's sales increased due to the acquisition of Doris Lee Draperies in the fourth quarter of 2007, as the manufactured housing industry showed a 3.1% decrease in shipments from the prior year. Sales to the Company's hospitality customers increased 11.7% in the First Quarter 2008 when compared to the same period of the prior year, largely due to the acquisition of Superior Drapery.

Cost of products sold increased to 85.8% in the First Quarter 2008 compared to 84.2% a year ago. The major reasons for the increase in this percentage were an increase in labor costs as a percent of sales due to lower production levels, and a higher percentage for factory overhead due to fixed expenses being spread over a lower sales volume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Selling and administrative expenses were $2,254,076 in the First Quarter 2008 versus $2,072,278 in the First Quarter 2007. The major reason for this increase was attributable to the Superior Drapery business acquired in June 2007. The percentage of selling and administrative expenses to net sales increased from 17.0% to 21.4% due to increased expenses spread over a lower sales volume.

Interest expense increased to $30,101 in the First Quarter 2008 from $23,261 in the First Quarter 2007, due to increased borrowings on the Company's line of credit during the First Quarter 2008.

Net loss was $475,518 in the First Quarter 2008 compared to net loss of $91,929 in the First Quarter 2007. This major reason for the increased loss was the lower sales volume. In addition, profitability was adversely affected by the assimilation costs of the customers acquired in the Doris Lee Draperies acquisition. These costs included the higher labor, freight, and other costs associated with moving production from the Doris Lee facility to the Company's own facilities. Diluted earnings per share decreased from $0.03 per share loss during the First Quarter 2007 to $0.16 per share loss during the First Quarter 2008.

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the first quarters of fiscal 2008 and 2007:


                                  For the Thirteen Weeks Ended
                                  ----------------------------
                                  March 29,          March 31,
                                    2008               2007
                                  ---------         ---------
Net Loss                          $(475,518)        $ (91,929)

Add:
     Interest                        30,101            23,261
     Taxes                         (293,000)          (50,000)
     Depreciation & Amortiztion     358,335           373,654
     Gain on Disposal                (4,000)          (13,127)
                                  ---------         ---------

EBITDA                            $(384,082)        $ 241,859
                                  =========         =========

Item 4.  Controls and Procedures.


(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 29, 2008 and have concluded that they were adequate and effective.

(b) During the most recent fiscal quarter, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION


Item 6.  Exhibits


         3B.2   - By-laws as amended to date, filed herewith.

         10AA.2 - Amended and Restated Revolving Promissory Note, and related
                  Amended Loan Agreement and Addendum, filed herewith.

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


                                            DECORATOR INDUSTRIES, INC.
                                                   (Registrant)



         Date: May 13, 2008        By: /s/ William A. Johnson
                                      ------------------------------------------
                                      William A. Johnson
                                      Chief Executive Officer and President


         Date: May 13, 2008        By: /s/   Michael K. Solomon
                                      ------------------------------------------
                                      Michael K. Solomon
                                      Chief Financial Officer