Form 10-Q
period 2008-06-28
DECORATOR INDUSTRIES INC
filed 2008-08-12
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2008

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of each class                     Outstanding at August 12, 2008
        -------------------                     ------------------------------
Common Stock, Par Value $.20 Per Share                  2,933,002 shares

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            DECORATOR INDUSTRIES, INC
                                 BALANCE SHEETS

                                                                       June 28,    December 29,
                                                                         2008         2007
                                                                     -----------   -----------
                                                                     (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents                                       $    18,536   $    17,544
     Accounts Receivable, less allowance for
        doubtful accounts ($266,745 and $136,745)                      4,632,621     3,423,072
     Inventories                                                       5,186,621     5,181,645
     Income Taxes Receivable                                             886,509       575,594
     Other Current Assets                                                520,237       292,777
                                                                     -----------   -----------
TOTAL CURRENT ASSETS                                                  11,244,524     9,490,632
                                                                     -----------   -----------
Property and Equipment
     Land, Buildings & Improvements                                    9,193,421     9,193,421
     Machinery, Equipment, Furniture & Fixtures and Software           8,055,879     7,985,675
                                                                     -----------   -----------
Total Property and Equipment                                          17,249,300    17,179,096
     Less: Accumulated Depreciation and Amortization                   8,253,400     7,895,607
                                                                     -----------   -----------
Net Property and Equipment                                             8,995,900     9,283,489
                                                                     -----------   -----------

Goodwill, less accumulated Amortization of $1,348,569                  3,734,163     3,629,943
Identifiable intangible asset, less accumulated Amortization
     of $2,555,713                                                            --     1,339,278
Other Assets                                                             311,360       520,562
                                                                     -----------   -----------

TOTAL ASSETS                                                         $24,285,947   $24,263,904
                                                                     ===========   ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                $ 3,083,146   $ 2,315,836
     Current Maturities of Long-term Debt                              1,792,000       599,444
     Checks Issued But Not Yet Presented                                 424,689       241,815
     Accrued Expenses:
        Compensation                                                     592,626       432,932
        Other                                                          2,460,752     1,987,226
                                                                     -----------   -----------
TOTAL CURRENT LIABILITIES                                              8,353,213     5,577,253
                                                                     -----------   -----------
Long-Term Debt                                                           675,000     1,409,000
Deferred Income Taxes                                                    878,000       866,000
                                                                     -----------   -----------
TOTAL LIABILITIES                                                      9,906,213     7,852,253
                                                                     -----------   -----------
Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,646,846 and 4,636,375                           929,369       927,275
     Paid-in Capital                                                   1,944,394     1,880,861
     Retained Earnings                                                19,818,894    21,530,436
                                                                     -----------   -----------
                                                                      22,692,657    24,338,572
     Less: Treasury stock, at cost: 1,713,844 and 1,613,844 shares     8,312,923     7,926,921
                                                                     -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                            14,379,734    16,411,651
                                                                     -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $24,285,947   $24,263,904
                                                                     ===========   ===========


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                        For the Thirteen Weeks Ended                      For the Twenty-Six Weeks Ended
                                 --------------------------------------------     -------------------------------------------
                                        June 28,                June 30,                 June 28,                June 30,
                                          2008                    2007                     2008                   2007
                                 ---------------------   --------------------     ---------------------  --------------------
Net Sales                        $  12,563,069  100.0%   $ 12,671,235  100.0%      $ 23,066,967  100.0%  $ 24,918,652  100.0%
Cost of Products Sold               10,366,143   82.5%     10,421,302   82.2%        19,373,831   84.0%    20,738,310   83.2%
                                 -------------           ------------              ------------          ------------
Gross Profit                         2,196,926   17.5%      2,249,933   17.8%         3,693,136   16.0%     4,180,342   16.8%
Selling and Administrative
 Expenses                            3,906,527   31.1%      2,149,300   17.0%         6,160,603   26.7%     4,221,578   16.9%
                                 -------------           ------------              ------------          ------------
Operating Income/(Loss)             (1,709,601) -13.6%        100,633    0.8%        (2,467,467) -10.7%       (41,236)  -0.1%

Other Income (Expense)
       Interest, Investment and
          Other Income                  15,161    0.1%         32,290    0.3%            34,610    0.2%        55,491    0.2%
       Interest Expense                (33,089)  -0.2%        (19,323)  -0.2%           (63,190)  -0.3%       (42,584)  -0.2%
                                 -------------           ------------              ------------          ------------
Earnings Before Income Taxes        (1,727,529) -13.7%        113,600    0.9%        (2,496,047) -10.8%       (28,329)  -0.1%
Provision for Income Taxes            (667,000)  -5.3%         50,000    0.4%          (960,000)  -4.1%             0    0.0%
                                 -------------           ------------              ------------          ------------
NET INCOME/(LOSS)                 $ (1,060,529)  -8.4%   $     63,600    0.5%      $ (1,536,047)  -6.7%     $ (28,329)  -0.1%
                                 =============           ============              ============          ============


EARNINGS PER SHARE
       BASIC                           $ (0.36)                $ 0.02                   $ (0.52)              $ (0.01)
                                 =============         ==============              ============          ============
       DILUTED                         $ (0.36)                $ 0.02                   $ (0.52)              $ (0.01)
                                 =============         ==============              ============          ============

Weighted Average Number of
 Shares Outstanding

       Basic                         2,928,299              3,004,209                 2,932,427             3,002,719
       Diluted                       2,928,299              3,024,121                 2,932,427             3,002,719


    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    For the Twenty-six Weeks Ended
                                                    ------------------------------
                                                       June 28,         June 30,
                                                         2008             2007
                                                    -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                          $(1,536,047)   $   (28,329)
    Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operating Activities
       Depreciation and Amortization                      713,241        740,557
       Provision for Losses on Accounts Receivable        130,715         59,077
       Deferred Taxes                                     (92,000)       (11,000)
       Stock-Based Compensation                            21,127         14,899
       Gain on Disposal of Assets                          (4,000)       (13,127)
       Noncash charges for asset impairment             1,270,077             --
    Increase/(Decrease) from Changes in:
       Accounts Receivable                             (1,339,144)    (1,416,632)
       Inventories                                         (4,976)      (394,962)
       Prepaid Expenses                                  (434,375)       479,912
       Other Assets                                        (4,597)      (105,128)
       Accounts Payable                                   767,310      1,663,200
       Accrued Expenses                                   529,000        (60,772)
                                                      -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  16,331        927,695
                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisitions                             --       (538,654)
    Capital Expenditures                                 (143,652)      (110,922)
    Proceeds from Property Dispositions                     3,880         19,647
                                                      -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (139,772)      (629,929)
                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term Debt Payments                              (519,444)      (109,026)
    Dividend Payments                                    (175,495)      (180,130)
    Change in Checks Issued but Not Yet Presented         182,874          2,415
    Net Borrowings under Line-of-Credit Agreement         978,000        (30,000)
    Issuance of Stock for Directors Trust                  44,500         40,500
    Purchase of Common Stock for Treasury                (386,002)            --
                                                      -----------    -----------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES       124,433       (276,241)

Net Increase in Cash and Cash Equivalents                     992         21,525
Cash and Cash Equivalents at Beginning of Year             17,544         11,379
                                                      -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    18,536    $    32,904
                                                      ===========    ===========
Supplemental Disclosures of Cash Flow Information:
    Cash Paid for:
       Interest                                       $    58,088    $    38,601
       Income Taxes                                   $     5,453    $    49,511


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
             TWENTY-SIX WEEKS ENDED JUNE 28, 2008 AND JUNE 30, 2007
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 28, 2008, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended June 28, 2008 and June 30, 2007.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 29, 2007. The results of operations for the twenty-six week periods ended June 28, 2008 and June 30, 2007 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at June 28, 2008 and December 29, 2007 consisted of the following:

                                           June 28,    December 29,
                                             2008          2007
                                         -----------   -----------
         Raw Material and Supplies       $ 4,384,611   $ 4,275,090
         In Process and Finished Goods       802,010       906,555
                                         -----------   -----------
         Total Inventory                 $ 5,186,621   $ 5,181,645
                                         ===========   ===========

NOTE 4.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. No dilution is shown for the thirteen week period ended June 28, 2008 or the twenty-six week periods ended June 28, 2008 and June 30, 2007 since the effect of the stock options on the net loss is antidilutive. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                     For the Thirteen Weeks Ended  For the Twenty-Six Weeks Ended
                                     ----------------------------  ------------------------------
                                       June 28,        June 30,       June 28,       June 30,
                                         2008            2007           2008           2007
                                     ------------    ------------  ------------    --------------
Numerator:
     Net (loss)/income                $(1,060,529)   $    63,600    $(1,536,047)   $   (28,329)
                                      ===========    ===========    ===========    ===========
Denominator:
     Weighted-average number of
         common shares outstanding      2,928,299      3,004,209      2,932,427      3,002,719

     Dilutive effect of
         stock options on net income            0         19,912              0              0
                                      -----------    -----------    -----------    -----------
                                        2,928,299      3,024,121      2,932,427      3,002,719
                                      ===========    ===========    ===========    ===========

     Diluted earnings per share:      $     (0.36)   $      0.02    $     (0.52)   $     (0.01)
                                      ===========    ===========    ===========    ===========

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

FINANCIAL CONDITION

The Company's financial ratios changed as illustrated below. The financial condition remains strong, and the funded debt to total capitalization ratio remained low at 14.6%

                                            June 28,    December 29,
                                              2008         2007
                                           ----------   -----------
             Current Ratio                   1.35:1       1.70:1
             Quick Ratio                     0.73:1       0.77:1
             Funded Debt to Total Capital     14.6%        10.9%
             Working Capital               $2,891,311   $3,913,379

In May 2006, the Company entered into a new line-of-credit agreement with Wachovia Bank. This agreement replaced the previous agreement that the Company had with Washington Mutual Bank. The agreement with Wachovia provides for a revolving line of credit of up to $5,000,000, and expires in June 2009. The interest rate is LIBOR plus 150 basis points and the Company is required to maintain certain financial covenants. The fourth quarter loss caused the Company to violate a financial covenant in its loan agreement with Wachovia Bank. The loan agreement states that the ratio of Senior Funded Debt to EBITDA may not exceed 2.75 to 1.00. The Company believes it is in compliance with all other conditions of the loan agreement. Wachovia has provided a waiver for this violation through the end of the third quarter of 2008. The waiver agreement changes the interest rate from LIBOR plus 150 basis points to LIBOR plus 275 basis points until the Company is in compliance with the covenant. The Company does not expect to be in compliance with the covenant by the end of the fourth quarter of 2008, unless it is able to sell its idled properties. At June 28, 2008, the Company had $1,652,000 in outstanding borrowings on its line-of-credit. The Company expects to use its line of credit throughout 2008.

Wachovia has advised the Company that the Bank would like to enter into a forbearance agreement during the remaining term of their commitment. Management believes that if the terms of the forbearance agreement are onerous or if Wachovia decides to accelerate repayment of the credit line that it has alternative sources of financing to replace the line with Wachovia.

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

Days Sales Outstanding (DSO) in accounts receivable were 32.9 days at June 28, 2008 compared to 30.6 and 33.0 days at December 29, 2007 and June 30, 2007, respectively. Net accounts receivable were $4,632,621 at June 28, 2008, compared to $3,423,072 and $5,082,722 at December 29, 2007 and June 30, 2007,
respectively. Inventories were $5,186,621 at June 28, 2008, as compared to $5,181,645 and $6,265,827 at December 29, 2007 and June 30, 2007, respectively.
The decrease in inventory from a year ago is due to the reduction of excess inventories from last year. Accounts payable were $3,083,146 at June 28, 2008, as compared to $2,315,836 and $3,563,671 at December 29, 2007 and June 30, 2007,
respectively. The changes in accounts receivable and accounts payable from year-end are normal seasonal fluctuations.

Capital expenditures were $143,652 for the six months ended June 28, 2008, compared to $110,922 for the same period of the prior year.

The Company will idle two facilities during the Third Quarter of 2008. These facilities have been placed for sale. Neither facility has any debt associated with it, and upon completion of the sales, the proceeds should provide enough funds to pay down the outstanding borrowings on the Company's line of credit. Management cannot predict when the sales will occur.

The Company's recent performance has caused the Board of Directors to suspend the quarterly dividend. The Board will consider reinstatement of the dividend when the Company's performance returns to a consistent level of profitability. This action will help improve liquidity.

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the thirteen and twenty-six week periods ended June 28, 2008 and June 30, 2007:


(dollars in thousands)

                             For the Thirteen Weeks Ended             For the Twenty-Six Weeks Ended
                      ---------------------------------------    --------------------------------------
                            June 28,              June 30,            June 28,                June 30,
                              2008                 2007                 2008                   2007
                      ------------------    -----------------    -----------------    -------   -------
                         Net      % of         Net     % of        Net      % of        Net      % of
                        Sales     total       Sales    total      Sales     total      Sales     total
                      --------   -------    -------   -------    -------   -------    -------   -------
Recreational Vehicle   $ 4,503        36%   $ 6,998        55%   $ 9,323        40%   $14,383        58%
Manufactured Housing     2,571        20%     2,248        18%     4,962        22%     4,162        17%
Hospitality              5,489        44%     3,425        27%     8,782        38%     6,374        25%
                       -------   -------    -------   -------    -------   -------    -------   -------

Total Net Sales        $12,563       100%   $12,671       100%   $23,067       100%   $24,919       100%
                       =======              =======              =======              =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

RESULTS OF OPERATIONS

The Company recorded a charge of $1,430,000 during the Second Quarter 2008. This charge included the impairment of the Company's Identifiable Intangible Asset. This asset arose from the Company's contract with Fleetwood Enterprises, signed in January 2004. The impairment charge of $1,015,278 was in addition to the regular quarterly amortization of $162,000 that the Company had been recognizing since the inception of the contract. Management's analysis determined that the revenues and profit margins provided by the contract had fallen sharply and impaired the asset. In addition to the impairment of the Intangible Asset, the Company recognized other impairment charges of $254,799 from obsolete software and the closure of two of its manufacturing facilities. The plant closures also include expenses of $159,923 for severance pay and rent.

THIRTEEN WEEK PERIOD ENDED JUNE 28, 2008, (SECOND QUARTER 2008) COMPARED TO THIRTEEN WEEK PERIOD ENDED JUNE 30, 2007, (SECOND QUARTER 2007)

The following table shows a comparison of the results of operations between Second Quarter 2008 and Second Quarter 2007:

                                       Second Quarter      %       Second Quarter       %       $ Increase
                                            2008        of Sales        2007        of Sales    (Decrease)    % Change
                                       --------------   --------   --------------   --------   ------------   --------
Net Sales                              $   12,563,069        100%  $ 12,671,235          100%  $   (108,166)      -0.9%
Cost of Products Sold                      10,366,143       82.5%    10,421,302         82.2%       (55,159)      -0.5%
                                       --------------   --------   ------------     --------   ------------
Gross Profit                                2,196,926       17.5%     2,249,933         17.8%       (53,007)      -2.4%

Selling and Administrative Expenses         3,906,527       31.1%     2,149,300         17.0%     1,757,227       81.8%
                                       --------------   ---------  ------------     --------   ------------
Operating (Loss)/Income                    (1,709,601)     -13.6%       100,633          0.8%    (1,810,234)   -1798.8%

Other Income/(Expense)
     Interest, Investment and
        Other Income                           15,161        0.1%        32,290          0.3%       (17,129)     -53.0%
     Interest Expense                         (33,089)      -0.2%       (19,323)        -0.2%       (13,766)      71.2%
                                       --------------   --------   ------------      -------   ------------
Earnings Before Income Taxes               (1,727,529)     -13.7%       113,600          0.9%    (1,841,129)   -1620.7%
Provision for Income Taxes                   (667,000)      -5.3%        50,000          0.4%      (717,000)   -1434.0%
                                       --------------   --------   ------------     --------   ------------

NET (LOSS)/INCOME                      $   (1,060,529)      -8.4%      $ 63,600          0.5%  $ (1,124,129)   -1767.5%
                                       ==============   ========   ============     ========   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net sales for the Second Quarter 2008 were $12,563,069, compared to $12,671,235 for the same period in the previous year, a 0.9% decrease. Sales to the Company's recreational vehicle customers decreased 35.7% in Second Quarter 2008 when compared to the same period of the prior year. The recreational vehicle industry reported a 22.0% decrease in shipments during the Second Quarter 2008 compared to the same period of the prior year. Sales to the Company's manufactured housing customers increased 14.4% in Second Quarter 2008 when compared to the same period of the prior year. The current year's sales increased due to the acquisition of Doris Lee Draperies in the fourth quarter of 2007, as the manufactured housing industry showed an 11.0% decrease in shipments from the prior year. Sales to the Company's hospitality customers increased 60.3% in the Second Quarter 2008 when compared to the same period of the prior year, due to increased sales activity in the Company's ongoing hospitality business, as well as the effect of the Superior Drapery acquisition which only reflected one month of operations for the Second Quarter 2007.

Cost of products sold increased to 82.5% of net sales in the Second Quarter 2008 compared to 82.2% of net sales a year ago. The major reasons for the increase in this percentage were an increase in labor costs as a percent of sales due to lower production levels, a higher percentage for factory overhead due to fixed expenses being spread over a lower sales volume, and charges for inventory obsolescence due to falling demand in the recreational vehicle market.

Selling and administrative expenses were $3,906,527 in the Second Quarter 2008 versus $2,149,300 in the Second Quarter 2007. The major reason for this increase was the charge of $1,430,000 related to the writeoff of impaired assets and the closing of the underperforming facilities. Also included in this quarter's expenses is an unusually high charge to the bad debt reserve of $125,715. Most of the bad debt charge has been established for customers in the Recreational Vehicle industry. Without these charges, selling and administrative expenses would have been $2,350,812. The percentage of selling and administrative expenses to net sales increased from 17.0% in the Second Quarter 2007 to 31.1% in the Second Quarter 2008 due to the impaired assets and bad debt charge. Without these unusual charges, selling and administrative expenses for the Second Quarter 2008 would have been 18.7%. The increase from the prior year is due to expenses arising from the Superior Drapery acquisition as well as increased commissions on hospitality market sales.

Interest expense increased to $33,089 in the Second Quarter 2008 from $19,323 in the Second Quarter 2007, due to increased borrowings on the Company's line of credit during the Second Quarter 2008.

Net loss was $1,060,529 in the Second Quarter 2008 compared to net income of $63,600 in the Second Quarter 2007. This decrease is largely the result of the special charges taken in the quarter. Without these special charges, the second quarter loss would have been approximately $110,000. Diluted earnings per share decreased from $0.02 earnings per share during the Second Quarter 2007 to $0.36 loss per share during the Second Quarter 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

TWENTY-SIX WEEK PERIOD ENDED JUNE 28, 2008, (FIRST SIX MONTHS 2008) COMPARED TO TWENTY-SIX WEEK PERIOD ENDED JUNE 30, 2007, (FIRST SIX MONTHS 2007)

The following table shows a comparison of the results of operations between First Six Months 2008 and First Six Months 2007:


                                          First                    First
                                       Six Months       %        Six Months       %        $ Increase
                                          2008       of Sales       2007       of Sal       (Decrease)   % Change
                                      ------------   --------   ------------   --------   ------------   --------
Net Sales                             $ 23,066,967       100%   $ 24,918,652        100%  $ (1,851,685)      -7.4%
Cost of Products Sold                   19,373,831      84.0%     20,738,310       83.2%    (1,364,479)      -6.6%
                                      ------------   --------   ------------   --------   ------------
Gross Profit                             3,693,136      16.0%      4,180,342       16.8%      (487,206)     -11.7%

Selling and Administrative Expenses      6,160,603      26.7%      4,221,578       16.9%     1,939,025       45.9%
                                      ------------   --------   ------------   --------   ------------
Operating Loss                          (2,467,467)    -10.7%        (41,236)      -0.1%    (2,426,231)    5883.8%

Other Income/(Expense)
    Interest, Investment and
       Other Income                         34,610       0.2%         55,491        0.2%       (20,881)     -37.6%
    Interest Expense                       (63,190)     -0.3%        (42,584)      -0.2%       (20,606)      48.4%
                                      ------------   --------   ------------   --------   ------------
Earnings Before Income Taxes            (2,496,047)    -10.8%        (28,329)      -0.1%    (2,467,718)    8710.9%
Provision for Income Taxes                (960,000)     -4.1%              0        0.0%      (960,000)     N/A
                                      ------------   --------   ------------   --------   ------------
NET LOSS                              $ (1,536,047)     -6.7%   $    (28,329)      -0.1%  $ (1,507,718)    5322.2%
                                      ============   ========   ============    =======   ============

Net sales for the First Six Months 2008 were $23,066,967, compared to $24,918,652 for the same period in the previous year, a 7.4% decrease. Sales to the Company's recreational vehicle customers decreased 35.2% in the First Six Months 2008 when compared to the same period of the prior year. The recreational vehicle industry reported a 17.1% decrease in shipments during the first half of 2008 compared to the same period of the prior year. Sales to the Company's manufactured housing customers increased 19.2% in the First Six Months 2008 when compared to the same period of the prior year. The current year's sales increased due to the acquisition of Doris Lee Draperies in the fourth quarter of 2007, as the manufactured housing industry showed a 7.4% decrease in shipments from the prior year. Sales to the Company's hospitality customers increased 37.8% in the First Six Months 2008 when compared to the same period of the prior year, due to increased sales activity in the Company's ongoing hospitality business, as well as the effect of the Superior Drapery acquisition which only reflected one month of operations for the First Six Months 2007.

Cost of products sold increased to 84.0% of net sales in the First Six Months 2008 compared to 83.2% of net sales a year ago. The major reasons for the increase in this percentage were an increase in labor costs as a percent of sales due to lower production levels, and a higher percentage for factory overhead due to fixed expenses being spread over a lower sales volume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Selling and administrative expenses were $6,160,603 in the First Six Months 2008 versus $4,221,578 in the First Six Months 2007. The major reason for this increase was the charge of $1,430,000 to writeoff the Company's intangible asset and the closing of underperforming facilities. Also included in the First Six Months 2008 expenses is an unusually high charge to the bad debt reserve of $130,715. Most of the bad debt charge has been established for customers in the recreational vehicle industry. Without these charges, selling and administrative expenses would have been $4,599,888. The major reasons for this increase were the increased commissions for hospitality market sales, the Superior Drapery business acquired in June 2007 and the Doris Lee Draperies business acquired in December 2007. The percentage of selling and administrative expenses to net sales increased from 16.9% for the First Six Months 2007 to 26.7% for the First Six Months 2008. Without the $1,430,000 and $130,715 charges, selling and administrative expenses for the First Six Months 2008 would have been 19.9%.

Interest expense increased to $63,190 in the First Six Months 2008 from $42,584 in the First Six Months 2007, due to greater outstanding borrowings during the First Six Months 2008 on the Company's revolving line of credit compared to the same period of the prior year.

Net loss was $1,536,047 in the First Six Months 2008 compared to $28,329 net loss in the First Six Months 2007. The major reason for the increased loss was the $1,430,000 asset impairment charge and the $130,715 bad debt expense. Without these special charges, the loss would have been approximately $590,000. In addition, profitability was adversely affected by the assimilation costs of the customers acquired in the Doris Lee Draperies acquisition. These costs included the higher labor, freight, and other costs associated with moving production from the Doris Lee facility to the Company's own facilities. Diluted loss per share increased from $0.01 during the First Six Months 2007 to $0.52 during the First Six Months 2008.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the thirteen and twenty-six week periods ended June 28, 2008 and June 30, 2007:

                                          For the Thirteen Weeks Ended  For the Twenty-Six Weeks Ended
                                          ----------------------------  ------------------------------
                                             June 28,       June 30,       June 28,        June 30,
                                               2008          2007            2008            2007
                                          ------------    ------------  -------------  ---------------
Net (Loss)/Income                          $(1,060,529)   $    63,600     $(1,536,047) $   (28,329)

Add:
     Interest                                   33,089         19,323          63,190       42,584
     Taxes                                    (667,000)        50,000        (960,000)          --
     Depreciation & Amortization               354,906        366,903         713,241      740,557
     Gain on Disposal of Assets                     --             --          (4,000)     (13,127)
     Noncash charge for Asset Impairment     1,270,077             --       1,270,077           --
                                           -----------    -----------     -----------  ------------

EBITDA                                     $   (69,457)   $   499,826     $  (453,539) $   741,685
                                           ===========    ===========     ===========  ===========

Item 4.  Controls and Procedures.

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 28, 2008 and have concluded that they were adequate and effective.

(b) During the most recent fiscal quarter, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 5.  Other Information

The Company's recent performance has caused the Board of Directors to suspend the quarterly dividend. The Board will consider reinstatement of the dividend when the Company's performance returns to a consistent level of profitability.


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


                                         DECORATOR INDUSTRIES, INC.
                                                (Registrant)


Date: August 12, 2008            By: /s/ William A. Johnson
                                     -------------------------------------
                                     William A. Johnson,
                                     Chief Executive Officer and President


Date: August 12, 2008            By: /s/ Michael K. Solomon
                                     -------------------------------------------
                                     Michael K. Solomon, Chief Financial Officer