Form 10-K/A
period 2007-12-29
DECORATOR INDUSTRIES INC
filed 2008-09-05
CIK 27613

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-K/A
                                   -----------

                          AMENDMENT NO. 1 TO FORM 10-K

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

    Large accelerated filer [ ]            Smaller reporting company [X]
    Accelerated filer       [ ]            Non-accelerated filer     [ ]

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


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III- Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders

================================================================================

                                EXPLANATORY NOTE

         The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of Decorator Industries, Inc. for the fiscal year ended December 29, 2007 is to file amendments to Exhibits 31.1 and 31.2 that reflect the current requirements for these exhibits. Exhibits 31.1 and 31.2 filed with the original 10-K for the fiscal year ended December 29, 2007 used wording from an older version of these exhibits.

         No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update these disclosures, including the exhibits to the Form 10-K affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         31.1 Amendment to Certification of Principal Executive Officer, filed herewith.

         31.2 Amendment to Certification of Principal Financial Officer, filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DECORATOR INDUSTRIES, INC.
                                              (Registrant)


                                        By: /s/  Michael K. Solomon
                                            -----------------------
                                            Michael K. Solomon
                                            Vice President

Dated:   September 5, 2008

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Name                                  Title                           Signature                          Date
----                                  -----                           ---------                          ----
William A. Johnson          President and Chief            /s/ William A. Johnson                  September 5, 2008
                            Executive Officer              -------------------------------


Michael K. Solomon          Vice President, Treasurer,     /s/ Michael K. Solomon                  September 5, 2008
                            Secretary, Principal           -------------------------------
                            Financial and Accounting
                            Officer


William A. Bassett          Chairman and Director          /s/ William A. Bassett                  September 5, 2008
                                                           -------------------------------


Ellen Downey                Director                       /s/ Ellen Downey                        September 5, 2008
                                                           -------------------------------



William Dixon               Director                       /s/ William Dixon                       September 5, 2008
                                                           -------------------------------



Terrence Murphy             Director                       /s/ Terrence Murphy                     September 5, 2008
                                                           -------------------------------