Form 10-Q/A
period 2008-03-29
DECORATOR INDUSTRIES INC
filed 2008-09-10
CIK 27613

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

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

Large accelerated filer [ ]                      Accelerated filer  [ ]
Non-accelerated filer   [ ]                      Smaller reporting company   [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                            Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of each class                         Outstanding at May 13, 2008
         -------------------                         ---------------------------
Common Stock, Par Value $.20 Per Share                    2,927,296 shares

================================================================================

                                EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Decorator Industries, Inc. for the quarterly period ended March 29, 2008 is to file amendments to Exhibits 31.1 and 31.2 that reflect the current requirements for these exhibits. Exhibits 31.1 and 31.2 filed with the original 10-Q for the quarterly period ended March 29, 2008 used wording from an older version of these exhibits.

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



Item 6.   Exhibits


31.1 Amendment to Certification of Principal Executive Officer, filed herewith.

31.2 Amendment to Certification of Principal Financial Officer, filed herewith.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      DECORATOR INDUSTRIES, INC.
                                                            (Registrant)


Date: September 9, 2008          By: /s/   William A. Johnson
      -----------------              -------------------------
                                     William A. Johnson, Chief Executive Officer
                                     and President


Date: September 9, 2008          By: /s/   Michael K. Solomon
      -----------------              ------------------------
                                     Michael K. Solomon, Chief Financial Officer