Form 10-Q/A
period 2008-06-28
DECORATOR INDUSTRIES INC
filed 2008-09-10
CIK 27613

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

                         Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Pennsylvania                                 25-1001433
       --------------------------------------                ------------------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

10011 Pines Blvd., Suite #201, Pembroke Pines, Florida             33024
------------------------------------------------------        ---------------
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

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
                                                       Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Title of each class                       Outstanding at August 12, 2008
        -------------------                       ------------------------------
Common Stock, Par Value $.20 Per Share                  2,933,002 shares

================================================================================

                                EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Decorator Industries, Inc. for the quarterly period ended June 28, 2008 is to file amendments to Exhibits 31.1 and 31.2 that reflect the current requirements for these exhibits. Exhibits 31.1 and 31.2 filed with the original 10-Q for the quarterly period ended June 28, 2008 used wording from an older version of these exhibits.

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


                                                    DECORATOR INDUSTRIES, INC.
                                                           (Registrant)


Date: September 9, 2008             By: /s/   William A. Johnson
      -----------------                 ------------------------
                                    William A. Johnson, Chief Executive Officer
                                    and President


Date: September 9, 2008             By: /s/   Michael K. Solomon
      -----------------                 ------------------------
                                    Michael K. Solomon, Chief Financial Officer