Form 10-Q
period 2008-09-27
DECORATOR INDUSTRIES INC
filed 2008-11-12
CIK 27613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of each class                      Outstanding at November 11, 2008
     -------------------                      --------------------------------
Common Stock, Par Value $.20 Per Share                2,937,767 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           DECORATOR INDUSTRIES, INC.
                                 BALANCE SHEETS

          ASSETS                                                       SEPTEMBER 27,  DECEMBER 29,
                                                                           2008           2007
                                                                       -------------  ------------
                                                                        (UNAUDITED)
CURRENT ASSETS:
       Cash and Cash Equivalents                                       $     33,771  $    17,544
       Accounts Receivable, less allowance for
          doubtful accounts ($231,771 and $136,745)                       4,241,115     3,423,072
       Inventories                                                        4,786,948     5,181,645
       Income Taxes Receivable                                                   --       575,594
       Other Current Assets                                                 499,606       292,777
       Assets Held For Sale                                               2,620,057            --
                                                                       ------------  ------------
TOTAL CURRENT ASSETS                                                     12,181,497     9,490,632
                                                                       ------------  ------------
Property and Equipment
       Land, Buildings & Improvements                                     6,209,604     9,193,421
       Machinery, Equipment, Furniture & Fixtures and Software            8,082,969     7,985,675
                                                                       ------------  ------------
Total Property and Equipment                                             14,292,573    17,179,096
       Less: Accumulated Depreciation and Amortization                    8,067,411     7,895,607
                                                                       ------------  ------------
Net Property and Equipment                                                6,225,162     9,283,489
                                                                       ------------  ------------
Goodwill, less accumulated Amortization of $1,348,569                     3,783,867     3,629,943
Identifiable intangible asset, less accumulated Amortization
       of $2,555,713                                                             --     1,339,278
Deferred Income Taxes                                                       331,000            --
Other Assets                                                                389,283       520,562
                                                                       ------------  ------------
TOTAL ASSETS                                                           $ 22,910,809  $ 24,263,904
                                                                       ============  ============

          LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts Payable                                                $  2,108,846  $  2,315,836
       Current Maturities of Long-term Debt                               2,768,500       599,444
       Checks Issued But Not Yet Presented                                  544,143       241,815
       Accrued Expenses:
          Compensation                                                      589,326       432,932
          Other                                                           2,252,866     1,987,226
                                                                       ------------  ------------
TOTAL CURRENT LIABILITIES                                                 8,263,681     5,577,253
                                                                       ------------  ------------

Long-Term Debt                                                              645,000     1,409,000
Deferred Income Taxes                                                            --       866,000
                                                                       ------------  ------------
TOTAL LIABILITIES                                                         8,908,681     7,852,253
                                                                       ------------  ------------

Stockholders' Equity
       Common Stock $.20 par value: Authorized shares, 10,000,000;
          Issued shares, 4,651,611 and 4,636,375                            930,322       927,275
       Paid-in Capital                                                    1,973,125     1,880,861
       Retained Earnings                                                 19,411,604    21,530,436
                                                                       ------------  ------------
                                                                         22,315,051    24,338,572
       Less: Treasury stock, at cost: 1,713,844 and 1,613,844 shares      8,312,923     7,926,921
                                                                       ------------  ------------
TOTAL STOCKHOLDERS' EQUITY                                               14,002,128    16,411,651
                                                                       ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 22,910,809  $ 24,263,904
                                                                       ============  ============


    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                        FOR THE THIRTEEN WEEKS ENDED                      FOR THE THIRTY-NINE WEEKS ENDED
                               ----------------------------------------------    -----------------------------------------------
                                     SEPTEMBER 27,          SEPTEMBER 29,           SEPTEMBER 27,              SEPTEMBER 29,
                                         2008                   2007                    2008                       2007
                               ----------------------  ----------------------    --------------------     ----------------------
Net Sales                      $  9,334,653    100.0%  $ 11,240,119    100.0%    $ 32,401,620   100.0%    $ 36,158,771    100.0%
Cost of Products Sold             7,785,917     83.4%     9,242,306     82.2%      27,159,748    83.8%      29,980,616     82.9%
                               ------------            ------------              ------------             ------------
Gross Profit                      1,548,736     16.6%     1,997,813     17.8%       5,241,872    16.2%       6,178,155     17.1%
Selling and Administrative
Expenses                          2,184,202     23.4%     2,176,488     19.4%       8,344,805    25.8%       6,398,066     17.7%
                               ------------            ------------              ------------             ------------
Operating Loss                     (635,466)    -6.8%      (178,675)    -1.6%      (3,102,933)   -9.6%        (219,911)    -0.6%

Other Income (Expense)
  Interest, Investment and
      Other Income                   12,504      0.1%        24,336      0.2%          47,114     0.2%          79,827      0.2%
  Interest Expense                  (36,328)    -0.4%       (26,053)    -0.2%         (99,518)   -0.3%         (68,637)    -0.2%
                               ------------            ------------              ------------             ------------
Loss Before Income Taxes           (659,290)    -7.1%      (180,392)    -1.6%      (3,155,337)   -9.7%        (208,721)    -0.6%
Provision for Income Taxes         (252,000)    -2.7%       (66,000)    -0.6%      (1,212,000)   -3.7%         (66,000)    -0.2%
                               ------------            ------------              ------------             ------------

NET LOSS                       $   (407,290)    -4.4%  $   (114,392)    -1.0%    $ (1,943,337)   -6.0%    $   (142,721)    -0.4%
                               ============            ============              ============             ============


EARNINGS PER SHARE
  BASIC                        $      (0.14)           $      (0.04)             $      (0.66)            $      (0.05)
                               ============            ============              ============             ============
  DILUTED                      $      (0.14)           $      (0.04)             $      (0.66)            $      (0.05)
                               ============            ============              ============             ============

Weighted Average Number of
Shares Outstanding
       Basic                      2,933,683               3,007,223                 2,932,846                3,004,220
       Diluted                    2,933,683               3,007,223                 2,932,846                3,004,220

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         FOR THE THIRTY-NINE WEEKS ENDED
                                                         -------------------------------
                                                          SEPTEMBER 27,    SEPTEMBER 29,
                                                              2008             2007
                                                         ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                             $  (1,943,337)   $    (142,721)
    Adjustments to Reconcile Net Loss to Net Cash
    (Used in)/Provided by Operating Activities
       Depreciation and Amortization                           900,742        1,102,780
       Provision for Losses on Accounts Receivable             177,647           79,087
       Deferred Taxes                                         (614,000)          10,000
       Stock-Based Compensation                                 30,561           20,689
       Gain on Disposal of Assets                               (3,301)         (13,544)
       Noncash charges for asset impairment                  1,270,077               --
    Increase/(Decrease) from Changes in:
       Accounts Receivable                                    (995,090)        (265,160)
       Inventories                                             394,697         (177,385)
       Prepaid Expenses                                        447,765          366,152
       Other Assets                                           (744,520)        (223,920)
       Accounts Payable                                       (206,990)         891,247
       Accrued Expenses                                        280,558         (238,067)
                                                         -------------    -------------
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES         (1,005,191)       1,409,158
                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid for acquisitions                             (12,448)        (717,661)
    Capital Expenditures                                      (181,171)        (250,472)
    Proceeds from Property Dispositions                          4,400           20,097
                                                         -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                         (189,219)        (948,036)
                                                         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term Debt Payments                                   (556,944)        (158,648)
    Dividend Payments                                         (175,495)        (270,331)
    Change in Checks Issued but Not Yet Presented              302,328          (89,058)
    Net Borrowings under Line-of-Credit Agreement            1,962,000           16,000
    Issuance of Stock for Directors Trust                       64,750           60,750
    Purchase of Common Stock for Treasury                     (386,002)              --
                                                         -------------    -------------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES          1,210,637         (441,287)

Net Increase in Cash and Cash Equivalents                       16,227           19,835
Cash and Cash Equivalents at Beginning of Year                  17,544           11,379
                                                         -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $      33,771    $      31,214
                                                         =============    =============

Supplemental Disclosures of Cash Flow Information:
    Cash Paid for:
       Interest                                          $      91,235    $      62,640
       Income Taxes                                      $       6,403    $      50,061

       Increase in Acquisition Cost/Goodwill             $     153,924    $     717,661
       Working Capital, other than Cash                       (141,476)              --
                                                         -------------    -------------

       Net Cash Paid for Acquisition/Goodwill            $      12,448    $     717,661
                                                         =============    =============

    The accompanying notes are an integral part of the financial statements.

                           DECORATOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007
                                   (UNAUDITED)

NOTE 1. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 27, 2008, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended September 27, 2008 and September 29, 2007.

NOTE 2. The financial statements included in the Form 10-Q are presented in accordance with the requirements of the form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the year ended December 29, 2007. The results of operations for the thirty-nine week periods ended September 27, 2008 and September 29, 2007 are not necessarily indicative of operating results for the full year.

NOTE 3.  INVENTORIES

         Inventories at September 27, 2008 and December 29, 2007 consisted of the following:

                                        SEPTEMBER 27,   DECEMBER 29,
                                            2008           2007
                                        ------------   ------------
        Raw Material and Supplies       $  3,907,515   $  4,275,090
        In Process and Finished Goods        879,433        906,555
                                        ------------   ------------
        Total Inventory                 $  4,786,948   $  5,181,645
                                        ============   ============

NOTE 4.  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. No dilution is shown for all periods since the effect of the stock options on the net loss is antidilutive. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                    FOR THE THIRTEEN WEEKS ENDED   FOR THE THIRTY-NINE WEEKS ENDED
                                    -----------------------------  -------------------------------
                                     SEPTEMBER 27,   SEPTEMBER 29,  SEPTEMBER 27,    SEPTEMBER 29,
                                        2008            2007            2008             2007
                                    -------------   -------------  --------------   --------------
NUMERATOR:
   Net loss                         $    (407,290)  $    (114,392) $   (1,943,337)  $    (142,721)
                                    =============   =============  ==============   ==============
Denominator:
   Weighted-average number of
       common shares outstanding        2,933,683       3,007,223       2,932,846       3,004,220
   Dilutive effect of
       stock options on net income              0               0               0               0
                                    -------------   -------------  --------------   -------------
                                        2,933,683       3,007,223       2,932,846       3,004,220
                                    =============   =============  ==============   =============
   Diluted earnings per share:      $       (0.14)  $       (0.04) $        (0.66)  $       (0.05)
                                    =============   =============  ==============   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT: THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN STATEMENTS RELATING TO FUTURE EVENTS, INCLUDING RESULTS OF OPERATIONS, THAT ARE CONSIDERED "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEF AS TO FUTURE EVENTS AND, BY THEIR VERY NATURE, ARE SUBJECT TO RISKS AND UNCERTAINTIES WHICH MAY RESULT IN ACTUAL EVENTS DIFFERING MATERIALLY FROM THOSE ANTICIPATED. IN PARTICULAR, FUTURE OPERATING RESULTS AND FUTURE LIQUIDITY WILL BE AFFECTED BY THE LEVEL OF DEMAND FOR RECREATIONAL VEHICLES, MANUFACTURED HOUSING AND HOTEL/MOTEL ACCOMMODATIONS AND MAY BE AFFECTED BY CHANGES IN GENERAL ECONOMIC CONDITIONS, INTEREST RATE FLUCTUATIONS, THE AVAILABILITY OF CONSUMER CREDIT, THE AVAILABILITY OF FLOOR-PLAN CREDIT FOR RECREATIONAL VEHICLE AND MANUFACTURED HOUSING RETAIL DEALERS, THE AVAILABILITY OF FINANCING FOR MANUFACTURERS, FUEL PRICES, COMPETITIVE PRODUCTS AND PRICING PRESSURES WITHIN THE COMPANY'S MARKETS, THE COMPANY'S ABILITY TO CONTAIN ITS MANUFACTURING COSTS AND EXPENSES, AND OTHER FACTORS. FORWARD-LOOKING STATEMENTS BY THE COMPANY SPEAK ONLY AS OF THE DATE MADE, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE SUCH STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER SUCH DATE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

FINANCIAL CONDITION

The Company's financial ratios changed as illustrated below. The financial condition remains strong, and the funded debt to total capitalization ratio remained low at 19.6%

                                  SEPTEMBER 27,           DECEMBER 29,
                                      2008                    2007
                                  -------------           ------------
Current Ratio                         1.47:1                 1.70:1
Quick Ratio                           0.89:1                 0.77:1
Funded Debt to Total Capital          19.6%                  10.9%
Working Capital                     $3,917,816             $3,913,379

The Quick Ratio and Working Capital position improved from year-end due to the reclassification of some real estate to Assets Held for Sale.

In May 2006, the Company entered into a new line-of-credit agreement with Wachovia Bank. The agreement with Wachovia provides for a revolving line of credit of up to $5,000,000, and expires in June 2009. The interest rate is LIBOR plus 150 basis points and the Company is required to maintain certain financial covenants. The 2007 loss caused the Company to violate a financial covenant in its loan agreement with Wachovia Bank. The loan agreement states that the ratio of Senior Funded Debt to EBITDA may not exceed 2.75 to 1.00. The Company believes it is in compliance with all other conditions of the loan agreement. Wachovia has provided a waiver for this violation through the end of the third quarter of 2008. The waiver agreement changes the interest rate from LIBOR plus 150 basis points to LIBOR plus 275 basis points until the Company is in compliance with the covenant. The Company does not expect to be in compliance with the covenant by the end of the fourth quarter of 2008, unless it is able to sell its idled properties. At September 27, 2008, the Company had $2,636,000 in outstanding borrowings on its line-of-credit. The Company expects to use its line of credit throughout 2008.

Wachovia advised the Company in July 2008 that the Bank would like to enter into a forbearance agreement during the remaining term of their commitment. To date, Wachovia has not delivered a forebearance agreement. Management believes that if the terms of the forbearance agreement are onerous or if Wachovia decides to accelerate repayment of the credit line that it has alternative sources of financing to replace the line with Wachovia.

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

Days Sales Outstanding (DSO) in accounts receivable were 40.6 days at September 27, 2008 compared to 30.6 and 30.9 days at December 29, 2007 and September 29, 2007, respectively. Net accounts receivable were $4,241,115 at September 27, 2008, compared to $3,423,072 and $3,911,240 at December 29, 2007 and September 29, 2007, respectively. Inventories were $4,786,948 at September 27, 2008, as compared to $5,181,645 and $6,048,250 at December 29, 2007 and September 29, 2007, respectively. The increase in DSO is due to a greater focus on hospitality sales, which historically have longer collection times than the other two markets that the Company serves. The decrease in inventory is due to the reduction of excess inventories from last year. Accounts payable were $2,108,846 at September 27, 2008, as compared to $2,315,836 and $2,791,718 at December 29, 2007 and September 29, 2007, respectively. The reduction in accounts payable is due to lower sales activity.

Capital expenditures were $181,171 for the nine months ended September 27, 2008, compared to $250,472 for the same period of the prior year.

The Company idled three facilities during the Third Quarter of 2008. These facilities have been placed for sale, and the Company has reclassified $2,620,057 as Assets Held for Sale relating to this action. None of these facilities has any debt associated with it, and upon completion of the sales, the proceeds should provide enough funds to pay down the outstanding borrowings on the Company's line of credit. Management cannot predict when the sales will occur, but anticipates it will be in the current operating cycle. The savings from the idled facilities will begin to be seen in the fourth quarter and fully realized in 2009.

The Company's recent performance has caused the Board of Directors to suspend the quarterly dividend. The Board will consider reinstatement of the dividend when the Company's performance returns to a consistent level of profitability. This action will help improve liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the thirteen and thirty-nine week periods ended September 27, 2008 and September 29, 2007:

(dollars in thousands)
                             FOR THE THIRTEEN WEEKS ENDED        FOR THE THIRTY-NINE WEEKS ENDED
                          ----------------------------------    ----------------------------------
                           SEPTEMBER 27,      SEPTEMBER 29,      SEPTEMBER 27,      SEPTEMBER 29,
                                 2008              2007               2008              2007
                          ---------------   ----------------    ---------------   ----------------
                            Net     % of      Net      % of        Net    % of       Net     % of
                           Sales    total    Sales     total      Sales   total     Sales    total
                          --------  -----   --------   -----    --------  -----   --------   -----
Recreational Vehicle      $  2,347     25%  $  6,074      54%   $ 11,670     36%  $ 20,457      57%
Manufactured Housing         2,106     23%     2,043      18%      7,068     22%     6,205      17%
Hospitality                  4,882     52%     3,123      28%     13,664     42%     9,497      26%
                          --------  -----   -------    -----    --------  -----   --------   -----

Total Net Sales           $  9,335    100%  $ 11,240     100%   $ 32,402    100%  $ 36,159     100%
                          ========          ========            ========          ========

RESULTS OF OPERATIONS

The Company recorded a charge of $1,430,000 during the Second Quarter 2008. This charge included the impairment of the Company's Identifiable Intangible Asset. This asset arose from the Company's contract with Fleetwood Enterprises, signed in January 2004. The impairment charge of $1,015,278 was in addition to the regular quarterly amortization of $162,000 that the Company had been recognizing since the inception of the contract. Management's analysis determined that the revenues and profit margins provided by the contract had fallen sharply and impaired the asset. In addition to the impairment of the Intangible Asset, the Company recognized other impairment charges of $254,799 from obsolete software and the closure of three of its manufacturing facilities. The plant closures also include expenses of $159,923 for severance pay and rent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

THIRTEEN WEEK PERIOD ENDED SEPTEMBER 27, 2008, (THIRD QUARTER 2008) COMPARED TO THIRTEEN WEEK PERIOD ENDED SEPTEMBER 29, 2007, (THIRD QUARTER 2007)

The following table shows a comparison of the results of operations between Third Quarter 2008 and Third Quarter 2007:

                                      THIRD QUARTER      %      THIRD QUARTER      %         $ INCREASE
                                          2008       OF SALES        2007       OF SALES      (DECREASE)   % CHANGE
                                      -------------  --------   -------------  ----------   -------------  --------
Net Sales                             $   9,334,653       100%  $  11,240,119         100%  $  (1,905,466)    -17.0%
Cost of Products Sold                     7,785,917      83.4%      9,242,306        82.2%     (1,456,389)    -15.8%
                                      -------------  ---------  -------------  ----------   -------------
Gross Profit                              1,548,736      16.6%      1,997,813        17.8%       (449,077)    -22.5%

Selling and Administrative Expenses       2,184,202      23.4%      2,176,488        19.4%          7,714       0.4%
                                      -------------  --------   -------------  ----------   -------------
Operating Loss                             (635,466)     -6.8%       (178,675)       -1.6%       (456,791)    255.7%

Other Income/(Expense)
     Interest, Investment and
        Other Income                         12,504       0.1%         24,336         0.2%        (11,832)    -48.6%
     Interest Expense                       (36,328)     -0.4%        (26,053)       -0.2%        (10,275)     39.4%
                                      -------------  --------   -------------   ----------  -------------
Earnings Before Income Taxes               (659,290)     -7.1%       (180,392)       -1.6%       (478,898)    265.5%
Provision for Income Taxes                 (252,000)     -2.7%        (66,000)       -0.6%       (186,000)    281.8%
                                      -------------  --------   -------------   ----------  -------------
NET LOSS                              $    (407,290)     -4.4%  $    (114,392)       -1.0%  $    (292,898)    256.0%
                                      =============  ========   =============  ==========   =============

Net sales for the Third Quarter 2008 were $9,334,653, compared to $11,240,119 for the same period in the previous year, a 17.0% decrease. Sales to the Company's recreational vehicle customers decreased 61.4% in the Third Quarter 2008 when compared to the same period of the prior year. The recreational vehicle industry reported a 42.0% decrease in shipments during the Third Quarter 2008 compared to the same period of the prior year. Sales to the Company's manufactured housing customers increased 3.1% in the Third Quarter 2008 when compared to the same period of the prior year. The current year's sales increased due to the acquisition of Doris Lee Draperies in the fourth quarter of 2007, as the manufactured housing industry showed a 15.5% decrease in shipments from the prior year. Sales to the Company's existing manufactured housing customers declined by 25.3% in the Third Quarter 2008 compared to the same period of the prior year. Sales to the Company's hospitality customers increased 56.3% in the Third Quarter 2008 when compared to the same period of the prior year, due to increased marketing efforts and sales activity in the Company's hospitality business.

Cost of products sold increased to 83.4% of net sales in the Third Quarter 2008 compared to 82.2% of net sales a year ago. The major reasons for the increase in this percentage were an increase in labor costs as a percent of sales due to lower production levels, a higher percentage for factory overhead due to fixed expenses being spread over a lower sales volume, and charges for inventory obsolescence due to falling demand in the recreational vehicle market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Selling and administrative expenses were $2,184,202 in the Third Quarter 2008 versus $2,176,488 in the Third Quarter 2007. Increases in expenses related to the Company's hospitality business have been offset by reduced expenses in the recreational vehicle and manufactured housing businesses. The percentage of selling and administrative expenses to net sales increased from 19.4% in the Third Quarter 2007 to 23.4% in the Third Quarter 2008. The percentage increase from the prior year is due to fixed expenses being spread over a lower sales volume.

Interest expense increased to $36,328 in the Third Quarter 2008 from $26,053 in the Third Quarter 2007, due to increased borrowings and higher interest rates on the Company's line of credit during the Third Quarter 2008.

Net loss was $407,290 in the Third Quarter 2008 compared to $114,392 in the Third Quarter 2007. The increased loss is attributable to the loss of revenue. Diluted earnings per share decreased from $0.04 loss per share during the Third Quarter 2007 to $0.14 loss per share during the Third Quarter 2008.


THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 27, 2008, (FIRST NINE MONTHS 2008) COMPARED TO THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 29, 2007, (FIRST NINE MONTHS
2007)

The following table shows a comparison of the results of operations between First Nine Months 2008 and First Nine Months 2007:

                                                 FIRST                       FIRST
                                              NINE MONTHS      %          NINE MONTHS      %       $ INCREASE
                                                  2008      OF SALES          2007      OF SALES    (DECREASE)    % CHANGE
                                            -------------   --------    -------------   --------   ------------   --------
Net Sales                                   $  32,401,620        100%   $  36,158,771        100%  $ (3,757,151)     -10.4%
Cost of Products Sold                          27,159,748       83.8%      29,980,616       82.9%    (2,820,868)      -9.4%
                                            -------------   --------    -------------   --------   ------------
Gross Profit                                    5,241,872       16.2%       6,178,155       17.1%      (936,283)     -15.2%

Selling and Administrative Expenses             8,344,805       25.8%       6,398,066       17.7%     1,946,739       30.4%
                                            -------------   --------    -------------   --------   ------------
Operating Loss                                 (3,102,933)      -9.6%        (219,911)      -0.6%    (2,883,022)    1311.0%

Other Income/(Expense)
     Interest, Investment and
        Other Income                               47,114        0.2%          79,827        0.2%       (32,713)     -41.0%
     Interest Expense                             (99,518)      -0.3%         (68,637)      -0.2%       (30,881)      45.0%
                                            -------------   ---------   -------------   --------   ------------
Earnings Before Income Taxes                   (3,155,337)      -9.7%        (208,721)      -0.6%    (2,946,616)    1411.7%
Provision for Income Taxes                     (1,212,000)      -3.7%         (66,000)      -0.2%    (1,146,000)    1736.4%
                                            -------------   --------    -------------   --------   ------------

NET LOSS                                    $  (1,943,337)      -6.0%   $    (142,721)      -0.4%  $ (1,800,616)    1261.6%
                                            =============   ========    =============   ========   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net sales for the First Nine Months 2008 were $32,401,620, compared to $36,158,771 for the same period in the previous year, a 10.4% decrease. Sales to the Company's recreational vehicle customers decreased 43.0% in the First Nine Months 2008 when compared to the same period of the prior year. The recreational vehicle industry reported a 24.6% decrease in shipments during the first nine months of 2008 compared to the same period of the prior year. Sales to the Company's manufactured housing customers increased 13.9% in the First Nine Months 2008 when compared to the same period of the prior year. The current year's sales increased due to the acquisition of Doris Lee Draperies in the fourth quarter of 2007, as the manufactured housing industry showed a 10.2% decrease in shipments from the prior year. Sales to the Company's existing manufactured housing customers decreased 19.2% during the First Nine Months 2008 when compared to the same period of the prior year. Sales to the Company's hospitality customers increased 43.9% in the First Nine Months 2008 when compared to the same period of the prior year, due to increased sales activity in the Company's ongoing hospitality business, as well as the effect of the Superior Drapery acquisition which only reflected four months of operations for the First Nine Months 2007.

Cost of products sold increased to 83.8% of net sales in the First Nine Months 2008 compared to 82.9% of net sales a year ago. The major reasons for the increase in this percentage were an increase in labor costs as a percent of sales due to lower production levels, and a higher percentage for factory overhead due to fixed expenses being spread over a lower sales volume.

Selling and administrative expenses were $8,344,805 in the First Nine Months 2008 versus $6,398,066 in the First Nine Months 2007. The major reason for this increase was the charge of $1,430,000 to writeoff the Company's intangible asset and the closing of underperforming facilities. Also included in the First Nine Months 2008 expenses is an unusually high charge to the bad debt reserve of $177,647. Most of the bad debt charge has been established for customers in the recreational vehicle industry. Without these charges, selling and administrative expenses would have been $6,737,158. The major reasons for this increase were the increased commissions for hospitality market sales, the Superior Drapery business acquired in June 2007 and the Doris Lee Draperies business acquired in December 2007. The percentage of selling and administrative expenses to net sales increased from 17.7% for the First Nine Months 2007 to 25.8% for the First Nine Months 2008. Without the $1,430,000 and $177,647 charges, selling and administrative expenses for the First Nine Months 2008 would have been 20.8%.

Interest expense increased to $99,518 in the First Nine Months 2008 from $68,637 in the First Nine Months 2007, due to greater outstanding borrowings and higher interest rates during the First Nine Months 2008 on the Company's revolving line of credit compared to the same period of the prior year.

Net loss was $1,943,337 in the First Nine Months 2008 compared to $142,721 net loss in the First Nine Months 2007. The major reasons for the increased loss was the loss of revenue, the $1,430,000 asset impairment charge and the $177,647 bad debt expense. In addition, profitability was adversely affected by the assimilation costs of the customers acquired in the Doris Lee Draperies acquisition. These costs included the higher labor, freight, and other costs associated with moving production from the Doris Lee facility to the Company's own facilities. Diluted loss per share increased from $0.05 during the First Nine Months 2007 to $0.66 during the First Nine Months 2008.

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the thirteen and thirty-nine week periods ended September 27, 2008 and September 29, 2007:

                                           FOR THE THIRTEEN WEEKS ENDED  FOR THE THIRTY-NINE WEEKS ENDED
                                           ----------------------------  -------------------------------
                                           SEPTEMBER 27,  SEPTEMBER 29,    SEPTEMBER 27,   SEPTEMBER 29,
                                                2008           2007            2008           2007
                                           -------------  -------------  ---------------   -------------
Net Loss                                   $    (407,290) $    (114,392) $    (1,943,337)  $    (142,721)

Add:
     Interest                                     36,328         26,053           99,518          68,637
     Taxes                                      (252,000)       (66,000)      (1,212,000)        (66,000)
     Depreciation & Amortization                 187,501        362,223          900,742       1,102,780
     Gain on Disposal of Assets                      699           (417)          (3,301)        (13,544)
     Noncash charge for Asset Impairment              --             --        1,270,077              --
                                           -------------  -------------  ---------------  --------------
EBITDA                                     $    (434,762) $     207,467  $      (888,301) $      949,152
                                           =============  =============  ===============  ==============

Item 4.  Controls and Procedures.

(a) The Company's principal executive officer and principal financial officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 27, 2008 and have concluded that they were adequate and effective.

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


                                                   DECORATOR INDUSTRIES, INC.
                                                          (Registrant)


         Date: November 11, 2008   By: /s/ William A. Johnson
                                       -------------------------------------
                                       William A. Johnson,
                                       Chief Executive Officer and President


         Date: November 11, 2008   By: /s/ Michael K. Solomon
                                       -----------------------
                                       Michael K. Solomon,
                                       Chief Financial Officer