Form 10-K
period 2009-01-03
DECORATOR INDUSTRIES INC
filed 2009-04-02
CIK 27613

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended January 3, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 1-7753

                           DECORATOR INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                   25-1001433
   -----------------------------------                   -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

10011 Pines Blvd., Pembroke Pines, Florida                      33024
------------------------------------------                    ---------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
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

Large accelerated filer [ ]                    Accelerated filer         [ ]
Non-accelerated filer   [ ]                    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Aggregate market value of common stock held by non-affiliates of the registrant as of the registrant's most recently completed second fiscal quarter, based on the closing price of registrant's common stock of $2.50 at June 27, 2008:
$5,670,850

Number of shares of common stock outstanding at March 31, 2009:  2,979,207

                       DOCUMENTS INCORPORATED BY REFERENCE
             Part III- Portions of the Proxy Statement for the 2009
                         Annual Meeting of Shareholders
================================================================================

CAUTIONARY STATEMENT: THE COMPANY'S REPORTS ON FORM 10-K AND FORM 10-Q, ITS CURRENT REPORTS ON FORM 8-K, AND ANY OTHER WRITTEN OR ORAL STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY CONTAIN OR MAY CONTAIN STATEMENTS RELATING TO FUTURE EVENTS, INCLUDING RESULTS OF OPERATIONS, THAT ARE CONSIDERED "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEF AS TO FUTURE EVENTS AND, BY THEIR VERY NATURE, ARE SUBJECT TO RISKS AND UNCERTAINTIES WHICH MAY RESULT IN ACTUAL EVENTS DIFFERING MATERIALLY FROM THOSE ANTICIPATED. IN PARTICULAR, FUTURE OPERATING RESULTS WILL BE AFFECTED BY THE LEVEL OF DEMAND FOR RECREATIONAL VEHICLES, MANUFACTURED HOUSING AND HOTEL/MOTEL ACCOMMODATIONS, THE GENERAL ECONOMIC CONDITIONS, INTEREST RATE FLUCTUATIONS, THE AVAILABILITY OF CONSUMER CREDIT, AVAILABILITY OF FLOOR-PLAN CREDIT FOR RECREATIONAL VEHICLE AND MANUFACTURED HOUSING RETAIL DEALERS, AVAILABILITY OF FINANCING FOR MANUFACTURERS, FUEL PRICES, COMPETITIVE PRODUCTS AND PRICING PRESSURES WITHIN THE COMPANY'S MARKETS, THE COMPANY'S ABILITY TO CONTAIN ITS MANUFACTURING COSTS AND EXPENSES, AND OTHER FACTORS. ANY FORWARD-LOOKING STATEMENTS BY THE COMPANY SPEAK ONLY AS OF THE DATE MADE, AND THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE SUCH STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER SUCH DATE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


NOTE: In this report, unless the context otherwise requires, Registrant or Company means Decorator Industries, Inc. and its subsidiaries, herein sometimes also called "Decorator Industries". Reference to a particular year or the captions "For the Year" and "At Year End" refer to the fiscal periods as follows:

                     2008  -  53 weeks ended January 3, 2009
                     2007  -  52 weeks ended December 29, 2007
                     2006  -  52 weeks ended December 30, 2006
                     2005  -  52 weeks ended December 31, 2005
                     2004  -  52 weeks ended January 1, 2005

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

         During 2008, Fleetwood Enterprises, Inc. ("Fleetwood"), accounted for 12.9% of the Company's total sales. No other customer accounted for more than 10% of the Company's sales. On March 10, 2009, Fleetwood filed a Chapter 11 bankruptcy. The accounts receivable due from Fleetwood at the time of the filing was approximately $115,000 and was fully reserved for in the 2008 year-end allowance for doubtful accounts. Simultaneously with the bankruptcy filing, Fleetwood announced its intentions to close all of its remaining travel-trailer plants. The Company will continue to supply Fleetwood's manufactured housing and motor home businesses. The expected revenue from Fleetwood in 2009 will be significantly less than experienced in prior years. In the second quarter of 2008, the Company's management, recognizing its reduced level of business with Fleetwood, totally impaired the remainder of its identifiable intangible asset arising from the January 2004 supply agreement with Fleetwood.

         On June 1, 2007, the Company acquired Superior Drapery ("Superior") of Hackensack, New Jersey. Superior is a supplier to the hospitality market, with much of its sales concentrated in the northeastern United States. The Superior acquisition has enhanced the Company's position as a supplier to the hospitality market.

         On November 30, 2007, the Company acquired Doris Lee Draperies ("Doris Lee") of Huntsville, Alabama. Doris Lee was a supplier to the manufactured housing market. The Doris Lee acquisition has enhanced the Company's position as a supplier to the manufactured housing market.

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

         The Company has no significant patents, licenses, franchises, concessions, trademarks or copyrights. Expenditures for research and development during 2008 and 2007 were not significant.

         Compliance with federal, state and local environmental protection provisions is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

         The Company employs approximately 270 sales, production, warehouse and administrative employees and also uses the services of independent sales representatives.


ITEM 1A. RISK FACTORS.

          Not required.


ITEM 1B. UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.  PROPERTIES.

         The following table summarizes certain information concerning the Company's properties:

                                                                                      APPROX.
  LOCATION                                      PRINCIPAL USE                       SQUARE FEET      OWNED/LEASED
  --------                                      -------------                       -----------      ------------
Haleyville, Alabama                Offices, manufacturing and warehouse                 54,000            Owned
Red Bay, Alabama                   Offices, manufacturing and warehouse                 50,700            Owned
Phoenix, Arizona                   Held for sale                                        35,000        Held for sale
Pembroke Pines, Florida            Offices                                               3,148           Leased
Douglas, Georgia                   Held for sale                                        28,000        Held for sale
Elkhart, Indiana                   Held for sale                                        51,000        Held for sale
Goshen, Indiana                    Offices, manufacturing and warehouse                 55,700            Owned
Bossier, Louisiana                 Offices, manufacturing and warehouse                 20,000            Owned
Hackensack, New Jersey             Offices                                               1,550            Leased
Salisbury, North Carolina          Offices, manufacturing and warehouse                 22,800           Leased
Berwick, Pennsylvania              Offices, manufacturing and warehouse                 12,500           Leased
Bloomsburg, Pennsylvania           Held for sale                                        56,500        Held for sale
Abbotsford, Wisconsin              Offices, manufacturing and warehouse                 32,000            Owned

                                   Total Owned                                         212,400
                                   Total Leased                                         39,998
                                   Total Held for sale                                 170,500

         The Company considers that its offices, plants, machinery and equipment are well maintained, adequately insured and suitable for their purposes and that its plants are adequate for the presently anticipated needs of the business. The Goshen, IN facility is subject to a mortgage as mentioned in Note 6 to the financial statements.


ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

         Common Stock price information is set forth in the table below.

                           2008 SALES PRICES              2007 SALES PRICES
                        ---------------------          ----------------------
                          HIGH           LOW            HIGH             LOW
First Quarter           $ 4.65         $ 3.61          $ 7.55          $ 6.20
Second Quarter            3.87           2.48            7.38            6.45
Third Quarter             2.50           1.70            6.87            5.35
Fourth Quarter            1.75           0.25            6.40            4.00

         As of March 13, 2009, the Company had 225 shareholders of record of its Common Stock.

         Total cash dividend payments were $0.06 per share in 2008 and $0.12 per share in 2007. The cash dividend was suspended in 2008. The Company does not expect to resume paying dividends until it maintains a consistent level of profitability.

         At January 3, 2009, the Company had outstanding options under two shareholder approved option plans. Under the 1995 Incentive Stock Option Plan ("1995 Plan"), the Company has granted options to its key employees for up to 520,832 shares of Common Stock (as adjusted for stock splits). Under the 2006 Incentive Stock Option Plan ("2006 Plan") the Company can grant options to its key employees for up to 250,000 shares of Common Stock. The Company granted options for 115,000 shares under the 2006 Plan in 2007. No options were granted in 2008.

         The following is a summary of the options outstanding under the 1995 Plan and the 2006 Plan at January 3, 2009:

                                                                                                 Number of shares available
                     Number of shares optioned        Weighted average exercise price                for future options
                     -------------------------        -------------------------------                ------------------
1995 Plan                     168,950                              $6.67                                        0
2006 Plan                     105,000                              $4.14                                  145,000
                              -------                              -----                                  -------
   Total                      273,950                              $5.70                                  145,000

         The Company also provides a stock grant in lieu of cash compensation to its non-employee directors as compensation for their services as directors. In 2008 and 2007, the Company awarded five non-employee directors a total of 22,354 and 13,544 shares, respectively. All non-employee directors receive their shares in a Directors Trust, for which the Chairman of the Company is the Trustee.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                              2008             2007             2006            2005            2004
                                          ------------     ------------     ------------    ------------    ------------
   FOR THE YEAR
     Net Sales                            $ 39,617,182     $ 46,080,584     $ 52,237,720    $ 50,525,343    $ 50,449,214
     Net (Loss)/Income                    $ (2,585,487)    $   (807,509)    $    405,393    $  1,364,814    $  1,394,698
                                          ------------     ------------     ------------    ------------    ------------

   AT YEAR END
     Total Assets                         $ 20,146,809     $ 24,263,904     $ 24,998,571    $ 24,294,365    $ 23,962,077
     Debt Obligations                     $  3,299,000     $  2,008,444     $  1,948,259    $  1,748,554    $  1,923,277
     Funded Debt/Total Capitalization            19.76%           10.90%           10.05%           9.28%          10.85%
     Working Capital                      $    407,099     $  3,913,379     $  5,382,358    $  6,092,349    $  4,167,876
     Current Ratio                              1.07:1           1.70:1           2.08:1          2.20:1          1.73:1
     Stockholders' Equity                 $ 13,399,693     $ 16,411,651     $ 17,428,542    $ 17,088,012    $ 15,799,668
                                          ------------     ------------     ------------    ------------    ------------

   PER SHARE
     Basic Earnings                       $      (0.88)    $      (0.27)    $       0.14    $       0.47    $       0.50
     Diluted Earnings                     $      (0.88)    $      (0.27)    $       0.13    $       0.46    $       0.47
     Book Value                           $       4.55     $       5.43     $       5.81    $       5.84    $       5.58
     Cash Dividends Declared              $       0.06     $       0.12     $       0.12    $       0.12    $       0.12

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

         A large amount of the Company's sales are to a relatively few customers. In 2008, the Company's top 10 customers accounted for approximately 46.0% of net sales, as opposed to 54.5% in 2007. The loss of a large customer can have a significant impact on the Company's results of operations. On March 10, 2009, Fleetwood filed a Chapter 11 bankruptcy. The accounts receivable due from Fleetwood at the time of the filing was approximately $115,000 and was fully reserved for in the 2008 year-end allowance for doubtful accounts. Simultaneously with the bankruptcy filing, Fleetwood announced its intentions to close all of its remaining travel-trailer plants. The Company will continue to supply Fleetwood's manufactured housing and motor home businesses. The expected revenue from Fleetwood in 2009 will be significantly less than experienced in prior years. In the second quarter of 2008, the Company's management, recognizing its reduced level of business with Fleetwood, totally impaired the remainder of its identifiable intangible asset arising from the January 2004 supply agreement with Fleetwood.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The recreational vehicle market experienced a sharp decrease in 2008 in the number of units shipped. Total industry shipments of motor homes and travel trailers decreased from 353,400 in 2007, to 237,000 in 2008. Travel trailer shipments by the RV industry decreased 30.0% in 2008 when compared to 2007, and industry shipment of motor homes decreased by 48.9% in 2008 when compared to 2007. The Company's sales to the RV industry declined by 47.1% from 2007 to 2008. The decrease in the Company's sales to the RV industry was directly related to decreased production of recreational vehicles by its customers.

         The manufactured housing market has been declining since its peak of 372,800 shipments in 1998. Industry shipments in 2008 were 81,889; compared to 95,769 shipments in 2007, a decrease of 14.5%. Shipments in 2008 were the lowest levels experienced by the industry since 1961. The Company's sales to the manufactured housing industry increased by 5.7% in 2008 when compared to 2007. The increase was due to the acquisition of Doris Lee Draperies on November 30, 2007. Without this acquisition, the Company's sales to the manufactured housing industry would likely have declined by 23% in 2008.

         The Company's sales to the hospitality industry increased 38.5% during 2008 when compared to the previous year. Approximately 1/3 of this increase is attributable to owning the Superior Drapery business for all of 2008 versus seven months in 2007. Hospitality sales are affected by demand for hospitality accommodations and the growth of the industry. This was the highest volume of annual sales experienced by the Company to this market.


SALES BY MARKET:

         The following table represents net sales to each of the three different markets that the Company serves for each of the two fiscal years in the period ended January 3, 2009:



(dollars in thousands)
                                       2008                      2007
                               ---------------------    ---------------------
                                  NET        % OF          NET        % OF
                                 SALES       TOTAL        SALES       TOTAL
                               ---------   ---------    ---------   ---------
Recreational Vehicle           $  13,306          33%   $  25,165          55%
Manufactured Housing               8,559          22%       8,100          17%
Hospitality                       17,752          45%      12,816          28%
                               ---------   ---------    ---------   ---------

Total Net Sales                $  39,617         100%   $  46,081         100%
                               =========                =========

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

LIQUIDITY AND FINANCIAL RESOURCES:


         1) Working capital at January 3, 2009 was $407,099 compared to $3,913,379 at December 29, 2007.

         2) The current ratio was 1.07:1 at year-end 2008 compared to 1.70:1 at year-end 2007.

         3) The liquid ratio was 0.45:1 at year-end 2008 compared to 0.77:1 at year-end 2007.

         4) The funded debt ratio was 19.8% at January 3, 2009 compared to 10.9% a year earlier.

         The working capital, current ratio and liquid ratio were negatively impacted by the change in classification in June 2008 of the revolving debt due Wachovia Bank. This item was classified as long term at year-end 2007 and as short-term at year 2008, due to its maturity date of June 30, 2009.

         Net accounts receivable decreased $1,208,816 (35.3%) at January 3, 2009, when compared to December 29, 2007. Accounts receivable decreased due to a reduction of sales volume in the fourth quarter of 2008 when compared to the fourth quarter of 2007. Days Sales Outstanding (DSO) decreased from 30.6 days at the end of fiscal 2007 to 29.8 days at the end of fiscal 2008.

         The allowance for doubtful accounts increased from $136,745 at year-end 2007 to $496,421 at year-end 2008. The allowance was increased because of management's concern for the viability of specific customers. Subsequent to year-end, two of these customers, Fleetwood Enterprises and Monaco Coach Corp., filed Chapter 11 bankruptcies. The accounts receivable for both of these customers (approximately $200,000 in total) was fully reserved for at year-end. The remaining reserve of approximately $250,000 is considered adequate to fully reserve for the remaining delinquent accounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc. Only receivables from sales to the hospitality industry may be assigned to CIT. Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables. If CIT approves an order from a hospitality customer and the resulting receivables are not paid or disputed by the customer within ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (hospitality sales are made on Net 30 terms). Approved receivables were approximately $1,235,000 at January 3, 2009. Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company. The Company pays CIT a percentage of all assigned receivables. Management believes this cost is mostly offset by reductions in Bad Debt expense and collection costs. The Company entered into this arrangement to take advantage of CIT's extensive credit checking and collection capabilities. Management believes this arrangement has improved liquidity.

         Net inventories decreased $1,398,064 (27.0%) at January 3, 2009, when compared to December 29, 2007. The decrease in net inventories was due primarily to lower business sales activity as well as an increase in reserves for slow moving items.

         On June 1, 2007, the Company acquired certain assets of Superior Drapery ("Superior") for $812,527 after adjustments. The assets included inventory, accounts receivable and office furniture and equipment. Additional payments for the business may be made over the next five years depending on the sales and profitability of the business. Additional payments of $36,650 and $17,020 were due for fiscal 2008 and 2007, respectively.

         On November 30, 2007, the Company acquired certain assets of Doris Lee Draperies ("Doris Lee") for $809,083. The assets included inventory, accounts receivable and office furniture and equipment. Additional payments for the business may be made over the next five years depending on the sales of the business. The additional payments will be no more than $1,000,000. Additional payments of $134,549 were due for fiscal 2008.

         Capital expenditures for 2008 were $212,316 compared to $275,342 in 2007. At this time, capital spending for 2009 is expected to be less than $350,000.

         In May 2006, the Company entered into a line-of-credit agreement with Wachovia Bank. The agreement with Wachovia provides for a revolving line of credit of up to $5,000,000, and expires on June 30, 2009. The interest rate is LIBOR plus 150 basis points and the Company is required to maintain certain financial covenants. The 2007 loss caused the Company to violate the financial covenant in the loan agreement that the ratio of Senior Funded Debt to EBITDA may not exceed 2.75 to 1.00. The Company believes it is in compliance with all other conditions of the loan agreement. Wachovia provided a waiver for this violation through the end of the third quarter of 2008. The waiver agreement changed the interest rate from LIBOR plus 150 basis points to LIBOR plus 275 basis points. The waiver has expired and the Company is in default of the loan covenant. At January 3, 2009, the Company had $2,564,000 in outstanding borrowings on the line-of-credit. The outstanding balance on the line-of-credit as of March 31, 2009 was $3,863,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Management has negotiated with Wachovia Bank, which is now a Wells Fargo Company, for Wachovia to continue to fund its line-of-credit beyond the June 30, 2009 expiration date of its current agreement. Wachovia has initially agreed to provide the Company with a forbearance agreement which will run for six months to December 31, 2009. Wachovia has suggested that, if need be, it could provide an additional six month agreement through June 30, 2010. Although the forbearance agreement has not been completed at this time, Wachovia has indicated that the interest rate under the forbearance agreement will be eight percent, and a fee for extending the line will be required.

         The Company has offered four of its active facilities in sale/leaseback packages. The Company has gone to contract on two of these facilities and expects to close on them in May 2009. These two transactions will provide proceeds of $1.5 million. The proceeds will be used to pay down the line-of-credit with Wachovia. The remaining two facilities being offered for sale/leaseback could provide an additional $1.0 million in proceeds. Currently, the Company is not in active negotiations on the remaining facilities.

         In addition, four of the facilities, which were idled in 2008, have been listed for sale. If the Company were to realize its asking price for all of these, the proceeds would be approximately $4,750,000.

         None of the eight facilities discussed above are currently encumbered with debt.

         Should all of the above transactions be completed, management projects a year-end 2009 cash balance in excess of $3,000,000.

         Should none of the remaining transactions occur, working capital provided by the Wachovia agreement will be sufficient to support the existing business but will not provide room for growth. Management continues to discuss lending agreements with other financial institutions.


RESULTS OF OPERATIONS:

         The Company recorded a charge of $1,015,278 during the second quarter of fiscal 2008 for the impairment of the Company's Identifiable Intangible Asset. This asset arose from the Company's contract with Fleetwood Enterprises, signed in January 2004. The impairment charge was in addition to the regular quarterly amortization that the Company had been recognizing since the inception of the contract. Management's analysis determined that the revenues and profit margins provided by the contract had fallen sharply and totally impaired the asset.

         The Company closed and consolidated five of its manufacturing facilities during 2008. (One of these, the Bloomsburg, PA facility, was closed in March 2009. All allowable charges for the closing were recognized in 2008). A summary of the impairment and closing costs included in the 2008 results of operations are:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   Impairment of the
        Identifiable Intangible Asset                         $  1,015,278
   Regular amortization of the
        Identifiable Intangible Asset                              324,000
   Impairment of assets related to
        plant closings                                             354,799
   Severance and other plant closing costs                         334,924
   Inventory obsolescence costs related
        to plant closings                                          125,000
                                                              ------------

   Total impairment, amortization, and
        plant closing costs                                   $  2,154,001
                                                              ============


The following table shows a comparison of the results of operations between fiscal 2008 and fiscal 2007:

                                           FISCAL            %         FISCAL            %       $ INCREASE
                                            2008         OF SALES       2007         OF SALES    (DECREASE)     % CHANGE
                                        ------------     -------    ------------     -------    ------------    --------
Net Sales                               $ 39,617,182        100%    $ 46,080,584        100%    $ (6,463,402)     -14.0%
Cost of Products Sold                     33,109,093       83.6%      38,798,908       84.2%      (5,689,815)     -14.7%
                                        ------------     -------    ------------     -------    ------------    --------
Gross Profit                               6,508,089       16.4%       7,281,676       15.8%        (773,587)     -10.6%

Selling and Administrative Expenses       10,989,419       27.7%       8,575,289       18.6%       2,414,130       28.2%
                                        ------------     -------    ------------     -------    ------------    --------
Operating Loss                            (4,481,330)     -11.3%      (1,293,613)      -2.8%      (3,187,717)     246.4%

Other Income (Expense)
   Interest, Investment and
      Other Income                            60,670        0.2%          94,320        0.2%         (33,650)     -35.7%
   Interest Expense                         (142,797)      -0.4%         (92,216)      -0.2%         (50,581)      54.9%
                                        ------------     -------    ------------     -------    ------------    --------
Loss Before Income Taxes                  (4,563,457)     -11.5%      (1,291,509)      -2.8%      (3,271,948)     253.3%
Provision for Income Taxes                (1,978,000)      -5.0%        (484,000)      -1.0%      (1,494,000)     308.7%
                                        ------------     -------    ------------     -------    ------------    --------

NET LOSS                                $ (2,585,457)      -6.5%    $   (807,509)      -1.8%    $ (1,777,948)     220.2%
                                        ============     =======    ============     =======    ============    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Net sales for fiscal 2008 were $39,617,182 compared to $46,080,584 in fiscal 2007. The net sales decrease was 14.0%. Sales to the recreational vehicle market decreased 47.1%, primarily due to decreased shipments of motor homes and travel trailers by the Company's customers. The recreational vehicle industry had a 32.9% decrease in shipments in 2008 compared to the prior year. Sales to the manufactured housing industry increased 5.7% in fiscal 2008 when compared to the prior year. This was due to increased sales from the Company's Doris Lee Draperies acquisition. Without this acquisition, the Company's sales to the manufactured housing industry would likely have declined by 23% in fiscal 2008. The manufactured housing industry had a 14.5% decrease in shipments in 2008 compared to the same period of the prior year. Sales to the hospitality market increased 38.5% in fiscal 2008, due largely to organic growth from increased marketing efforts and to a lesser extent a full year of operations from the Superior Drapery acquisition.

         Cost of products sold as a percentage of sales was 83.6% in 2008 versus 84.2% in 2007. Labor costs increased as a percentage of net sales, largely due to reduced volume, shorter lead times and smaller production lot sizes, conditions which may be expected to continue in the current market environment. The increase in labor costs was more than offset by a change in product mix, improved margins and a reduction in obsolescence charges. The customized nature of the Company's products made to each of its customers' unique specifications, does not enable a detailed discussion of the effects of changes in prices, costs, volumes, and product mix on the costs of goods sold percentage. Management does monitor overall material cost, labor cost, and factory overheads for each of its manufacturing locations. Management reviews significant variations or changing trends with general managers. When necessary, appropriate actions are taken to address issues.

         Selling and administrative expenses increased by $2,414,130 compared to 2007. As a percentage of sales, selling and administrative expenses increased from 18.6% in fiscal 2007 to 27.7% in fiscal 2008. The major reasons for the increase were the impairment of the identifiable intangible asset ($1,015,278); impairment, severance and other plant closing costs ($689,723); an increase in salaries and wages ($394,051- mostly as a result of the Superior acquisition); and increase in bad debt expense ($309,096).

         Interest, investment and other income decreased 35.7% to $60,670 in 2008, while interest expense increased 54.9% to $142,797. The lower amounts from other income is largely due to lower cash discounts available on accounts payable from reduced purchasing activity. Interest expense increased as total outstanding debt increased.

         Net loss was $2,585,457 in 2007 compared to $807,509 in 2007. The decrease is primarily due to decreased sales volume and the writeoff of the intangible asset as well as expenses for plant closings. Diluted loss per share increased from a loss of $0.27 in fiscal 2007 to a loss of $0.88 in fiscal 2008.

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for each of the three fiscal years in the period ended January 3, 2009:


                                     2008             2007             2006
                                 -----------      -----------      -----------


Net (Loss)/Income                $(2,585,457)     $  (807,509)     $   405,393
Add:
     Income Tax                   (1,978,000)        (484,000)         240,000
     Interest Expense                142,797           92,216           90,080
     Depreciation and
        Amortization               1,067,674        1,461,810        1,449,129
     (Gain) Loss on Disposal            (353)         (13,944)          15,606
        of Assets
     Noncash Charge for
        Asset Impairment           1,370,077                0                0
                                 -----------      -----------      -----------

EBITDA                           $(1,983,262)     $   248,573      $ 2,200,208
                                 ===========      ===========      ===========


ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not required

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements, financial statements schedule, and reports of independent certified public accountants listed in Item 15(a) of this report are filed under this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A(T). CONTROLS AND PROCEDURES.


         The Company's management has evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures as of January 3, 2009, as required by Exchange Act Rule 13a-15(b). Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that those disclosure controls and procedures were effective as of that date.

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

         Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of January 3, 2009, and is effective. The evaluation disclosed no changes in the Company's internal control over financial reporting during the quarter ended January 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

         On March 31, 2009, William Johnson, the Company's Chief Executive Officer and President, was appointed to the Company's Board of Directors to fill the vacancy resulting from the resignation of Timothy J. Lindgren. Mr. Johnson's term runs until the Annual Meeting of Shareholders in 2011.

                                    PART III


ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 3, 2009. Such information is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 3, 2009. Such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 3, 2009. Such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 3, 2009. Such information is incorporated herein by reference.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 3, 2009. Such information is incorporated herein by reference.

                                     PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      (a)   The following documents are filed as a part of this report:

            Financial Statements and Schedules

            (1)   Independent Auditors' Report

            (2)   Balance Sheets - January 3, 2009 and December 29, 2007

            (3) Statements of Earnings for the three fiscal years for the period ended January 3, 2009

            (4) Statements of Stockholders' Equity for the three fiscal years for the period ended January 3, 2009

            (5) Statements of Cash Flows for the three fiscal years for the period ended January 3, 2009

            (6)   Notes to the Financial Statements

            (7)   Independent Auditors' Report on Financial Statement Schedule

            Schedule II - Valuation and Qualifying Accounts

            All other schedules are omitted because they are not required or are inapplicable or the information is included in the financial statements or notes thereto.

 Exhibits
----------
   3A Articles of Incorporation as amended to date, filed as Exhibit 3A to Form 10-K for the fiscal year ended December 28, 1985 and incorporated herein by reference.

   3B.2 By-laws as amended to date, filed as Exhibit 3B.2 to Form 10-Q for the Quarter ended March 29, 2008 and incorporated herein by reference.

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

   10T Employment Agreement dated August 2, 1994 between the registrant and William Bassett, filed as Exhibit 10T to Form 10-Q for the quarter ended July 2, 1994 and incorporated herein by reference.*

   10T.1 Amendment dated July 29, 2003 to Employment Agreement between the registrant and William Bassett, filed as Exhibit 10T.1 to Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference.*

   10T.2 Amendment dated May 25, 2004 to Employment Agreement between the registrant and William Bassett, filed as Exhibit 10T.2 to Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference.*

   10T.3 Amendment dated December 29, 2008 to Employment Agreement between the registrant and William Bassett, filed herewith.*

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

   10AA.1   Waiver dated March 25, 2008 regarding Loan Agreement, filed as
            Exhibit 10AA.1 to Form 10-K for the year ended December 29, 2007 and incorporated herein by reference.

   10AA.2 Amended and Restated Revolving Promissory Note, and related Amended Loan Agreement and Addendum, filed as Exhibit 10AA.2 to Form 10-Q for the Quarter ended March 29, 2008 and incorporated herein by reference.

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

-----------------------

*     Management contract or compensatory plan.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 DECORATOR INDUSTRIES, INC.
                                                         (Registrant)


                                                 By:  /s/ Michael K. Solomon
                                                      --------------------------
                                                          Michael K. Solomon
                                                            Vice President

Dated:   March 31, 2009

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME                                  TITLE                           SIGNATURE                        DATE
----                                  -----                           ---------                        ----
William A. Johnson          President, Chief Executive        /s/ William A. Johnson               March 31, 2009
                            Officer and Director              -----------------------------


Michael K. Solomon          Vice President, Treasurer,        /s/ Michael K. Solomon               March 31, 2009
                            Secretary, Principal Financial    -----------------------------
                            and Accounting Officer


William A. Bassett          Chairman and Director             /s/ William A. Bassett               March 31, 2009
                                                              -----------------------------


Joseph N. Ellis             Director                          /s/ Joseph N. Ellis                  March 31, 2009
                                                              -----------------------------

Ellen Downey                Director                          /s/ Ellen Downey                     March 31, 2009
                                                              -----------------------------

Thomas Dusthimer            Director                          /s/ Thomas Dusthimer                 March 31, 2009
                                                              -----------------------------


William Dixon               Director                          /s/ William Dixon                    March 31, 2009
                                                              -----------------------------

Terrence Murphy             Director                          /s/ Terrence Murphy                  March 31, 2009
                                                              -----------------------------

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
 and Stockholders of
DECORATOR INDUSTRIES, INC.

         We have audited the accompanying balance sheets of Decorator Industries, Inc. (a Pennsylvania corporation) as of January 3, 2009 and December 29, 2007 and the related statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decorator Industries, Inc. as of January 3, 2009 and December 29, 2007, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America.




                                                 LOUIS PLUNG & COMPANY, LLP
                                                 Certified Public Accountants













         Pittsburgh, Pennsylvania
         March 31, 2009

                               DECORATOR INDUSTRIES, INC
                                    BALANCE SHEETS

              ASSETS                                                    JANUARY 3,     DECEMBER 29,
                                                                           2009            2007
                                                                       -----------     -----------
CURRENT ASSETS:
     Cash and Cash Equivalents                                         $    16,499     $    17,544
     Accounts Receivable, less allowance for
        doubtful accounts ($446,421 and $136,745)                        2,214,256       3,423,072
     Inventories                                                         3,783,581       5,181,645
     Income Taxes Receivable                                                    --         575,594
     Other Current Assets                                                  524,879         292,777
                                                                       -----------     -----------
TOTAL CURRENT ASSETS                                                     6,539,215       9,490,632
                                                                       -----------     -----------

Property and Equipment
     Land, Buildings & Improvements                                      4,805,667       9,193,421
     Machinery, Equipment, Furniture & Fixtures and Software             7,750,046       7,985,675
                                                                       -----------     -----------
Total Property and Equipment                                            12,555,713      17,179,096
     Less: Accumulated Depreciation and Amortization                     7,355,020       7,895,607
                                                                       -----------     -----------
Active Assets, Net                                                       5,200,693       9,283,489
Property Held for Sale, Net                                              3,369,374              --
                                                                       -----------     -----------
Net Property and Equipment                                               8,570,067       9,283,489
                                                                       -----------     -----------

Goodwill, less accumulated Amortization of $1,348,569                    3,799,300       3,629,943
Identifiable intangible asset, less accumulated Amortization
     of $2,555,713 as of December 29, 2007                                      --       1,339,278
Deferred Income Taxes                                                      876,000              --
Other Assets                                                               362,227         520,562
                                                                       -----------     -----------

TOTAL ASSETS                                                           $20,146,809     $24,263,904
                                                                       ===========     ===========


        LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                                                  $   830,153     $ 2,315,836
     Current Maturities of Long-term Debt                                2,684,000         599,444
     Checks Issued but Not Yet Presented                                   321,703         241,815
     Accrued Expenses:
        Compensation                                                       420,583         432,932
        Other                                                            1,875,677       1,987,226
                                                                       -----------     -----------
TOTAL CURRENT LIABILITIES                                                6,132,116       5,577,253
                                                                       -----------     -----------

Long-Term Debt                                                             615,000       1,409,000
Deferred Income Taxes                                                           --         866,000
                                                                       -----------     -----------
TOTAL LIABILITIES                                                        6,747,116       7,852,253
                                                                       -----------     -----------

Stockholders' Equity
     Common Stock $.20 par value: Authorized shares, 10,000,000;
        Issued shares, 4,658,729 and 4,636,375                             931,746         927,275
     Paid-in Capital                                                     2,011,386       1,880,861
     Retained Earnings                                                  18,769,484      21,530,436
                                                                       -----------     -----------
                                                                        21,712,616      24,338,572
     Less: Treasury stock, at cost: 1,713,844 and 1,613,844 shares       8,312,923       7,926,921
                                                                       -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                              13,399,693      16,411,651
                                                                       -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $20,146,809     $24,263,904
                                                                       ===========     ===========

     The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                             STATEMENTS OF EARNINGS

                                                                 FOR THE FISCAL YEAR
                                                  ------------------------------------------------
                                                      2008              2007              2006
                                                  ------------      ------------      ------------
Net Sales                                         $ 39,617,182      $ 46,080,584      $ 52,237,720
Cost of Products Sold                               33,109,093        38,798,908        42,926,510
                                                  ------------      ------------      ------------
Gross Profit                                         6,508,089         7,281,676         9,311,210

Selling and Administrative Expenses                 10,989,419         8,575,289         8,688,386
                                                  ------------      ------------      ------------
Operating (Loss)/Income                             (4,481,330)       (1,293,613)          622,824

Other Income/(Expense)
     Interest, Investment and
        Other Income                                    60,670            94,320           112,649
     Interest Expense                                 (142,797)          (92,216)          (90,080)
                                                  ------------      ------------      ------------
(Loss)/Earnings Before Income Taxes                 (4,563,457)       (1,291,509)          645,393
Provision for Income Taxes                          (1,978,000)         (484,000)          240,000
                                                  ------------      ------------      ------------

NET (LOSS)/INCOME                                 $ (2,585,457)     $   (807,509)     $    405,393
                                                  ============      ============      ============

EARNINGS PER SHARE
     BASIC                                        $      (0.88)     $      (0.27)     $       0.14
                                                  ============      ============      ============

     DILUTED                                      $      (0.88)     $      (0.27)     $       0.13
                                                  ============      ============      ============

Weighted Average Number of Shares Outstanding
     Basic                                           2,934,530         3,005,988         2,982,735
     Diluted                                         2,934,530         3,005,988         3,036,488



    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON          PAID-IN           RETAINED          TREASURY
                                      STOCK           CAPITAL           EARNINGS            STOCK             TOTAL
                                  ------------      ------------      ------------      ------------      ------------
BALANCE AT
DECEMBER 31, 2005                 $    914,898      $  1,616,843      $ 22,651,391      $ (8,095,120)     $ 17,088,012

Transactions for 2006
  Net Income                                                               405,393                             405,393
  Issuance of stock for
     Exercise of options                10,713            99,710                              54,030           164,453
  Issuance of stock for
     Directors compensation                               33,356                              47,644            81,000
  Stock-Based Compensation                                47,901                                                47,901
  Dividends paid                                                          (358,217)                           (358,217)
                                  ------------      ------------      ------------      ------------      ------------

BALANCE AT
DECEMBER 30, 2006                 $    925,611      $  1,797,810      $ 22,698,567      $ (7,993,446)     $ 17,428,542
Transactions for 2007
  Net Loss                                                                (807,509)                           (807,509)
  Issuance of stock for
     Directors compensation                               24,475                              66,525            91,000
  Issuance of stock purchased
     by Directors Trust                  1,664            32,789                                                34,453
  Stock-Based Compensation                                25,787                                                25,787
  Dividends paid                                                          (360,622)                           (360,622)
                                  ------------      ------------      ------------      ------------      ------------

BALANCE AT
DECEMBER 29, 2007                 $    927,275      $  1,880,861      $ 21,530,436      $ (7,926,921)     $ 16,411,651
Transactions for 2008
  Net Loss                                                              (2,585,457)                         (2,585,457)
  Issuance of stock for
     Directors compensation              4,471            90,529                                                95,000
  Purchase of Common
     Stock for treasury                                                                     (386,002)         (386,002)
  Stock-Based Compensation                                39,996                                                39,996
  Dividends paid                                                          (175,495)                           (175,495)
                                  ------------      ------------      ------------      ------------      ------------

BALANCE AT
JANUARY 3, 2009                   $    931,746      $  2,011,386      $ 18,769,484      $ (8,312,923)     $ 13,399,693
                                  ============      ============      ============      ============      ============

    The accompanying notes are an integral part of the financial statements.

                            DECORATOR INDUSTRIES, INC
                            STATEMENTS OF CASH FLOWS

                                                                            FOR THE FISCAL YEAR
                                                               ---------------------------------------------
                                                                   2008            2007             2006
                                                               -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)/Income                                          $(2,585,457)     $  (807,509)     $   405,393
    Adjustments to Reconcile Net (Loss)/Income to Net Cash
    (Used in)/Provided by Operating Activities
       Depreciation and Amortization                             1,067,674        1,461,810        1,449,129
       Provision for Losses on Accounts Receivable                 461,999          152,903          196,416
       Deferred Taxes                                           (1,978,000)          55,000          232,000
       Stock-Based Compensation                                     39,996           25,787           47,901
       Gain on Disposal of Assets                                     (353)         (13,944)          15,606
       Noncash charges for asset impairment                      1,370,077               --               --
    Increase (Decrease) from Changes in:
       Accounts Receivable                                         746,857          149,192          651,832
       Inventories                                               1,398,064          850,288          149,301
       Prepaid Expenses                                            579,492           87,774         (650,542)
       Other Assets                                                (63,013)        (316,096)         114,133
       Accounts Payable                                         (1,485,683)         415,365       (1,175,324)
       Accrued Expenses                                           (225,394)          22,266          497,550
                                                               -----------      -----------      -----------
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES               (673,741)       2,082,836        1,933,395
                                                               -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net Cash Paid for Acquisitions                                 (25,082)      (1,300,372)              --
    Capital Expenditures                                          (212,316)        (275,382)      (3,091,473)
    Proceeds from Property Dispositions                              6,147           20,497            3,894
                                                               -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                             (231,251)      (1,555,257)      (3,087,579)
                                                               -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term Debt Payments                                       (599,444)        (206,815)        (207,295)
    Dividend Payments                                             (175,495)        (360,622)        (358,217)
    Change in Checks Issued but Not Yet Presented                   79,888         (346,430)         588,245
    Proceeds from Exercise of Stock Options                             --               --          164,453
    Net Borrowings under Line-of-Credit Agreements               1,890,000          267,000          407,000
    Issuance of Stock for Directors' Trust                          95,000           91,000           81,000
    Proceeds from Directors' Trust Stock Purchase                       --           34,453               --
    Purchase of Common Stock for Treasury                         (386,002)              --               --
                                                               -----------      -----------      -----------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                903,947         (521,414)         675,186

Net (Decrease)/Increase in Cash and Cash Equivalents                (1,045)           6,165         (478,998)
Cash and Cash Equivalents at Beginning of Year                      17,544           11,379          490,377
                                                               -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    16,499      $    17,544      $    11,379
                                                               ===========      ===========      ===========

Supplemental Disclosures of Cash Flow Information:
    Cash Paid for:
       Interest                                                $   131,569      $    79,717      $    80,996
                                                               ===========      ===========      ===========
       Income Taxes                                            $     7,353      $    50,061      $   551,368
                                                               ===========      ===========      ===========

       Increase in Acquisition Cost/Goodwill                   $   169,357      $ 1,300,372               --
       Working Capital, other than Cash                           (144,275)              --               --
                                                               -----------      -----------      -----------

       Net Cash Paid for Acquisition/Goodwill                  $    25,082      $ 1,300,372      $        --
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

         Fiscal Year
         -----------

         The Company's fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in approximately every sixth year containing 53 weeks. Fiscal year 2008 was a 53-week period ended January 3, 2009, Fiscal year 2007 was a 52-week period ended December 29, 2007, and Fiscal year 2006 was a 52-week period ending December 30, 2006.

         Revenue Recognition
         -------------------

         The Company recognizes revenue when the sale is made, which is upon shipment of the goods to the Company's customers.

         Allowance for Doubtful Accounts
         -------------------------------

         The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $446,421 and $136,745 at January 3, 2009 and December 29, 2007,
         respectively.

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

         Goodwill and Other Intangible Assets
         ------------------------------------

         The excess of investment costs over the fair value of net assets related to the acquisitions of Haleyville Manufacturing (1973), Liberia Manufacturing (1985) and Specialty Windows (1997) was being amortized over a period of 40 years. No goodwill has been amortized since 2001 pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets"

         Starting in 2002 the Company was required to evaluate the remaining goodwill for possible impairment. The Company had $3,799,300 of goodwill at January 3, 2009 and $3,629,943 of goodwill at December 29, 2007. The increase in 2008 consisted of $36,650 from the Superior Drapery acquisition and $132,707 from the Doris Lee Draperies acquisition. The Company tests its goodwill annually for impairment, or more frequently if events or changes in circumstances indicate possible impairment. Management evaluated the goodwill as of January 3, 2009 and determined that no impairment exists.

         The Company wrote off its identifiable intangible asset of $1,339,278 in the first half of fiscal 2008. This asset was created by the January 2004 purchase of its Douglas, Georgia facility from Fleetwood Enterprises, Inc. and the related supply agreement. The Company recorded a pre-tax charge of $1,015,278 in 2008 in addition to its regular amortization of $162,000 per quarter for the first two quarters of fiscal 2008.

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

         All cash balances at January 3, 2009 and December 29, 2007 were in general deposit and/or checking accounts.

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

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109", ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company adopted the provisions of FIN 48 at the beginning of fiscal 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments to the liability for unrecognized income tax benefits.

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

         Advertising Expenses
         --------------------

         The Company incurs "advertising expenses" in the form of participation in industry trade shows and in the case of the hospitality industry in the preparation and printing of sample books. Advertising expenses were $280,053 in fiscal 2008, $226,342 in fiscal 2007, and $213,721 in fiscal 2006. The increasing expenses were incurred to enhance the Company's visibility as a resource to the hospitality industry. Advertising expenses are expensed as incurred.

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

         In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc. Only receivables from sales to the hospitality industry may be assigned to CIT. Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables. If CIT approves an order from a hospitality customer and the resulting receivables are not paid or disputed by the customer within ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (hospitality sales are made on Net 30 terms). Approved receivables were approximately $1,235,000 at January 3, 2009. Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company. The Company pays CIT a percentage of all assigned receivables. Management believes this cost is mostly offset by reductions in Bad Debt expense and collection costs. The Company entered into this arrangement to take advantage of CIT's extensive credit checking and collection capabilities. Management believes this arrangement has improved liquidity.

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

         Fair Value of Financial Instruments
         -----------------------------------

         Marketable securities are carried at fair value. Losses of $10,980 and $4,442 are included in income for the years ended January 3, 2009 and December 29, 2007, respectively. All other financial instruments are carried at amounts believed to approximate fair value.

         Earnings Per Share
         ------------------

         Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. No dilution was recorded for fiscal 2008 and 2007 because the effect of the stock options on net loss was antidilutive. See Note 10 "Earnings Per Share" for computation of EPS.

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

         At January 3, 2009, the Company had options outstanding under two fixed stock option plans. The Company expensed $39,996 and $25,787 in 2008 and 2007, respectively, under existing option grants.


         The option grants for each year were calculated using the following assumptions:

      YEAR OF             VALUATION            DIVIDEND       EXPECTED       RISK-FREE       EXPECTED
       GRANT                METHOD               YIELD       VOLATILITY    INTEREST RATE       LIFE
    ------------    -----------------------  ------------   ------------  ---------------  ------------
           1998     Black-Scholes                   2.6%          47.7%             5.6%     5.0 years
           1999     Black-Scholes                   2.5%          42.8%             5.8%     5.0 years
           2002     Black-Scholes                   2.3%          41.2%             3.6%    10.0 years
           2004     Black-Scholes                   1.5%          40.1%             2.8%     5.0 years
           2005     Black-Scholes                   1.3%          41.0%             4.1%     5.0 years
           2007     Black-Scholes                   2.9%          33.7%             3.6%     6.5 years

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


         Recent Accounting Developments
         ------------------------------

         The following Statements of Financial Accounting Standards (SFAS) were issued by the Financial Accounting Standards Board (FASB):

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133". SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 will not have an effect on the Company's financial statements.

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will not have an effect on the Company's financial statements.

         In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60". The scope of SFAS No. 163 is limited to financial guarantee insurance and reinsurance contracts issued by enterprises included within the scope of Statement 60. SFAS No. 163 will not have an effect on the Company's financial statements.



(2)      INVENTORIES

         Inventories consisted of the following classifications:

                                               2008                 2007
                                            ----------           ----------
     Raw materials & supplies               $3,166,886           $4,275,090
     In process & finished goods               616,695              906,555
                                            ----------           ----------
                                            $3,783,581           $5,181,645
                                            ==========           ==========

(3)      LEASES
         ------

         The Company leases certain buildings and equipment used in its operations. Building leases generally provide that the Company bears the cost of maintenance and repairs and other operating expenses. Rent expense was $374,738 in 2007, $373,709 in 2007, and $385,750 in 2006.

         Commitments under these leases extend through August 2012 and are as follows:

                             2009                $317,240
                             2010                $201,488
                             2011                $109,171
                             2012                $ 28,815

         The Company is offering four of its facilities in sale/leaseback transactions in an effort to improve liquidity. If these transactions are completed, the Company's future lease commitments will increase.



(4)      COMMITMENTS

         The Company has commitments under employment, consulting and non-compete agreements entered into with three individuals. The minimum commitments under these agreements are payable as follows:

                             2009                $427,926
                             2010                $420,834
                             2011                $420,834
                             2012                $358,834

         The commitments are fixed as to cash compensation, but include the costs of fringe benefits guaranteed under the terms of the contracts. One of the commitments includes a long term care policy for the individual. Should premiums for this long term care policy increase, the Company's liability for this commitment will increase accordingly.



(5)      SIGNIFICANT CUSTOMER

         Sales to Fleetwood Enterprises accounted for 12.9%, 21.8% and 26.6% of Company sales in 2008, 2007 and 2006, respectively. Fleetwood operates in the manufactured housing and recreational vehicle industries. On March 10, 2009, Fleetwood filed a Chapter 11 bankruptcy. The accounts receivable due from Fleetwood at the time of the filing was approximately $115,000 and was fully reserved for in the 2008 year-end allowance for doubtful accounts. Simultaneously with the bankruptcy filing, Fleetwood announced its intentions to close all of its remaining travel-trailer plants. The Company will continue to supply Fleetwood's manufactured housing and motor home businesses. The expected revenue from Fleetwood in 2009 will be significantly less than experienced in prior years. In the second quarter of 2008, the Company's management, recognizing its reduced level of business with Fleetwood, totally impaired the remainder of its identifiable intangible asset arising from the January 2004 supply agreement with Fleetwood.

 (6)     LONG TERM-DEBT AND CREDIT ARRANGEMENTS
         --------------------------------------

         Long-term debt consists of the following:


                                                            2008         2007
                                                         ----------   ---------

         Bond payable in quarterly installments
         through March 2014. The interest rate is
         variable and is 2.20% at January 3, 2009.
         This bond is secured by the Company's
         Goshen, IN property.                             $ 735,000  $ 840,000

         Borrowings on revolving line of credit.
         The interest rate is variable and is 3.18%
         at January 3, 2009 with interest payable
         monthly. Principal is due at the maturity
         date of June 30, 2009.                           2,564,000     674,000

         Note payable in monthly payments of
         $3,556 principal plus accrued interest at
         4.39% monthly through June 2008. This note
         was secured by the Company's Elkhart, IN
         building. This note was paid in full
         during 2008.                                            --     444,444

         Bond payable in monthly installments
         through November 2008. The interest rate
         was variable. This bond was secured by the
         Company's Bloomsburg, PA property. This
         bond was paid in full during 2008.
                                                                 --      50,000
                                                         ----------  ----------
                                                          3,299,000   2,008,444
         Less amount due within one year                  2,684,000     599,444
                                                         ----------  ----------
                                                         $  615,000  $1,409,000
                                                         ==========  ==========

         The principal payments on long-term debt for the five years subsequent to January 3, 2009 are as follows:

                            2009                 $ 2,684,000
                            2010                 $   125,000
                            2011                 $   140,000
                            2012                 $   150,000
                            2013                 $   100,000
                            Thereafter           $   100,000

         In May 2006, the Company entered into a line-of-credit agreement with Wachovia Bank. The agreement with Wachovia provides for a revolving line of credit of up to $5,000,000, and expires on June 30, 2009. The interest rate is LIBOR plus 150 basis points and the Company is required to maintain certain financial covenants. The 2007 loss caused the Company to violate the financial covenant in the loan agreement that the ratio of Senior Funded Debt to EBITDA may not exceed 2.75 to
         1.00. The Company believes it is in compliance with all other conditions of the loan agreement. Wachovia provided a waiver for this violation through the end of the third quarter of 2008. The waiver agreement changed the interest rate from LIBOR plus 150 basis points to LIBOR plus 275 basis points. The waiver has expired and the Company is in default of the loan covenant. At January 3, 2009, the Company had $2,564,000 in outstanding borrowings on the line-of-credit. The outstanding balance on the line-of-credit as of March 31, 2009 was $3,863,000


         Management has negotiated with Wachovia Bank, which is now a Wells Fargo Company, for Wachovia to continue to fund its line-of-credit beyond the June 30, 2009 expiration date of its current agreement. Wachovia has initially agreed to provide the Company with a forbearance agreement which will run for six months to December 31, 2009. Wachovia has suggested that, if need be, it could provide an additional six month agreement through June 30, 2010. Although the forbearance agreement has not been completed at this time, Wachovia has indicated that the interest rate under the forbearance agreement will be eight percent, and a fee for extending the line will be required.


(7)      EMPLOYEE BENEFIT PLANS

         On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed 1 year of employment. Eligible employees may contribute up to 75% of their earnings with a maximum of $15,500 for 2008 ($20,500 for employees over 50 years of age) based on the Internal Revenue Service annual contribution limit. For fiscal 2007 and 2006, the Company matched 25% of the first 6% of the employee's contributions up to 1.5% of each employee's earnings. Effective January 1, 2008, the Company began matching employee contributions at 100% of the first 3% of the employee's contributions, and 50% of the next 2% of the employee's contributions, up to a maximum contribution of 4% of each employee's earnings. Contributions are invested at the direction of the employee to one or more funds. Company contributions prior to January 1, 2008 began to vest after two years, with 100% vesting after five years. Company contributions after January 1, 2008 vest immediately. Company contributions to the plan were $195,900 in 2008, $60,068 in 2007, and $66,765 in 2006. As part of the Company's 2009 cost reduction program, the Company's matching contribution will be suspended as of May 1, 2009.

(8)      STOCK OPTIONS

         Under the 1995 Incentive Stock Option Plan, (the "1995 Plan"), the Company has granted options to its key employees for up to 520,832 (as adjusted for stock splits) shares of Common Stock. Under this plan, the exercise price of the option equals the fair market price of the Company's stock on the date of the grant and an option's maximum term is 10 years. The Plan expired during fiscal 2005, and all options available under the 1995 Plan have been issued. Options granted under the 1995 Plan continue to be valid until their respective expiration dates. As of January 3, 2009, 168,950 options remain outstanding under the 1995 Plan.

         Under the 2006 Incentive Stock Option Plan, (the "2006 Plan"), the Company may issue up to 250,000 shares of Common Stock. Under the 2006 Plan, the exercise price of the option equals the fair market price of the Company's stock on the date of the grant and an option's maximum term is 10 years. A total of 115,000 options were granted in 2007 under the 2006 Plan. As of January 3, 2009, 105,000 options remain outstanding under the 2006 Plan.

         A summary of the status of the Company's outstanding stock options as of January 3, 2009, December 29, 2007, and December 30, 2006, and changes during the years ending on those dates is presented below:

                                                2008                     2007                     2006
                                     ------------------------   ----------------------  -----------------------
                                                    EXERCISE                 EXERCISE                  EXERCISE
                                     SHARES (1)     PRICE (2)   SHARES (1)   PRICE (2)  SHARES (1)     PRICE (2)
                                     ---------      ---------   ----------   ---------  ---------      --------
Outstanding at beginning of year       318,950      $   5.83     243,762     $   6.74     362,728      $  6.19
Granted                                     --            --     115,000         4.14          --           --
Exercised                                   --            --          --           --    (109,966)        4.91
Forfeited/Cancelled                    (45,000)         6.59     (39,812)        6.53      (9,000)        7.08
                                     ---------                  --------                ---------      -------

Outstanding at year-end                273,950      $   5.70     318,950     $   5.83     243,762      $  6.74

Options exercisable at year-end        173,910                   173,370                  197,442
Weighted average fair value of
  options granted during the year           --                  $   1.19                      --


         The following information applies to fixed stock options outstanding at January 3, 2009:

                  Number outstanding (1)                           273,950
                  Range of exercise prices                        $4.14 to $9.30
                  Weighted-average exercise price                 $5.70
                  Weighted-average remaining contractual life     6.03  years

         -----------------------
         (1)    As adjusted for the five-for-four stock split in July 1998.
         (2)    Based on the weighted-average exercise price.

(9)      INCOME TAXES
         ------------

         A summary of income taxes is as follows:


                           2008             2007             2006
                       -----------      -----------      -----------
         Current:
           Federal     $        --      $  (470,000)     $       500
           State                --          (69,000)           7,500
         Deferred       (1,978,000)          55,000          232,000
                       -----------      -----------      -----------

         Total         $(1,978,000)     $  (484,000)     $   240,000
                       ===========      ===========      ===========


         For the 2008 tax year, the Company had a net operating loss carryforward, of approximately $4,187,000, for tax purposes. The carryforward is available to offset taxable income of future periods and expires after the Company's 2028 tax year. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

         Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company's deferred tax assets and liabilities relate to the following:

                                                              2008             2007
                                                          -----------      -----------
         Net Operating Loss Carryforward                  $ 1,754,000      $        --
         Depreciation                                        (568,000)        (600,000)
         Amortization                                        (547,000)        (466,000)
         Inventories, due to additonal cost
           recorded for income tax purposes                    11,000           16,000
         Accounts receivable, due to allowance
           for doubtful accounts                              174,000           53,000
         Directors' Trust                                     237,000          200,000
         Reserve for Plant Closings                            97,000               --
         Accrued liabilities, due to expenses not yet
           deductible for income tax purposes                  33,000           10,000
                                                          -----------      -----------

         Net Deferred Asset/(Liability)                   $ 1,191,000      $  (787,000)
                                                          ===========      ===========

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the deferred income tax asset will be realized. Accordingly, no valuation allowance has been established. The amount of the deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

         The net deferred income tax asset/(liability) is presented in the balance sheets as follows:

                                         2008          2007
                                      ---------     ---------
         Current Asset                $ 315,000     $  79,000
         Long-term Asset                876,000            --
         Long-term Liability                 --      (866,000)


         The effective income tax rate varied from the statutory Federal tax rate as follows:

                                        2008          2007          2006
                                      ---------     ---------    ---------
        Federal statutory rate          34.0%         34.0%        34.0%
        State income taxes, net of
            federal income tax benefit   4.8           4.9          4.8
        Other                            4.5          (1.4)        (1.6)
                                      ------        ------       -------
        Effective income tax rate       43.3%         37.5%        37.2%
                                      =======       =======      =======


(10)     EARNINGS PER SHARE
         ------------------

         In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                                   2008             2007             2006
                                               -----------      -----------      -----------
         Numerator:
           Net (loss)/income                   $(2,585,457)     $  (807,509)     $   405,393
                                               ===========      ===========      ===========

         Denominator
           Weighted-average number of
             Common Shares outstanding           2,934,530        3,005,988        2,982,735
           Dilutive effect of stock
             options on net income                       0                0           53,753
                                               -----------      -----------      -----------

                                                 2,934,530        3,005,988        3,036,488
                                               ===========      ===========      ===========

         Diluted (loss)/earnings per share     $     (0.88)     $     (0.27)     $      0.13
                                               ===========      ===========      ===========

         No dilutive effects are shown for fiscal 2008 and 2007 since the effect of stock options on the net loss is antidilutive.

(11)     PROPERTY HELD FOR SALE
         ----------------------

         During fiscal 2008, the Company adopted a plan to sell four of its manufacturing facilities. These properties were idled at various times during 2008. The Company believes the fair values of the properties exceed their book values; consequently, the Company did not record any impairment in its Statement of Earnings for this activity. The carrying value of the properties are recorded in the January 3, 2009 Balance Sheet as "Property Held for Sale" and are shown net of accumulated depreciation. Depreciation on each building was stopped as of the date each property was idled. The Company cannot anticipate when any of these sales might occur.

(12)     BUSINESS ACQUISITIONS
         ---------------------

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

         The Company had assigned the excess costs of this acquisition over the value of the asset acquired to an identifiable intangible asset. On March 10, 2009, Fleetwood filed a Chapter 11 bankruptcy. Simultaneously with the bankruptcy filing, Fleetwood announced its intentions to close all of its remaining travel-trailer plants. The Company will continue to supply Fleetwood's manufactured housing and motor home businesses. The expected revenue from Fleetwood in 2009 will be significantly less than experienced in prior years. In the second quarter of 2008, the Company's management, recognizing its reduced level of business with Fleetwood, totally impaired the remainder of its identifiable intangible asset arising from the January 2004 supply agreement with Fleetwood.

         Fleetwood was the Company's largest customer in 2008 and 2007, representing 12.9% and 21.8% of total sales, respectively.

         On June 1, 2007, the Company acquired certain assets of Superior Drapery ("Superior"). The assets included inventory, accounts receivable and office furniture and equipment. The total price paid at closings was $812,527 after adjustments. Additional payments for the business may be made over the next five years depending on the sales and profitability of the business. The additional payments will be no more than $1,250,000. Additional payments of $36,650 and $17,020 were due for fiscal 2008 and 2007, respectively. Superior is a supplier of window treatments and bed coverings sold mostly to motels located in the northeastern United States.

         On November 30, 2007, the Company acquired certain assets of Doris Lee Draperies ("Doris Lee"). The assets included inventory, accounts receivable, machinery, and office furniture and equipment. The total price paid at closing was $809,083 after adjustments. Additional payments for the business may be made over the next five years depending on the sales of the business. The additional payments will be no more than $1,000,000. Additional payments of $134,549 were due for fiscal 2008. Doris Lee was a supplier of window treatments and bed coverings to the manufactured housing industry.

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE




The Board of  Directors
  and Stockholders of
DECORATOR INDUSTRIES, INC.



         The audit referred to in our opinion dated March 31, 2009 on the financial statements as of January 3, 2009 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in Item 15 (a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.





                                                 LOUIS PLUNG & COMPANY, LLP
                                                 Certified Public Accountants




















Pittsburgh, Pennsylvania
March 31, 2009

                           DECORATOR INDUSTRIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        COLUMN A                       COLUMN B                COLUMN C                  COLUMN D               COLUMN E
                                                              ADDITIONS
                                                         (1)               (2)
                                                      CHARGED TO       CHARGED TO
                                     BALANCE AT         COSTS             OTHER                                BALANCE AT
                                      BEGINNING          AND            ACCOUNTS        DEDUCTIONS                 END
   DESCRIPTION                        OF PERIOD        EXPENSES         DESCRIBED        DESCRIBED              OF PERIOD
   -----------                        ---------        --------         ---------        ---------              ---------
DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

                   2008              $136,745         461,999                  0          152,323 (A)           $  446,421
                   2007              $201,355         152,903                  0          217,513 (A)           $  136,745
                   2006              $131,690         196,416                  0          126,751 (A)           $  201,355

(A) Write-off bad debts


ALLOWANCE FOR SALES
RETURNS

                   2008              $ 90,000          (6,000)                 0                0               $  84,000
                   2007              $ 71,849          18,151                  0                0               $  90,000
                   2006              $ 53,663          18,186                  0                0               $  71,849
