Form 10-Q
period 2009-04-04
DECORATOR INDUSTRIES INC
filed 2009-05-19
CIK 27613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Yes [X].      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ].      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at May 18, 2009
Common Stock, Par Value $.20 Per Share	2,979,207 shares

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DECORATOR INDUSTRIES, INC

BALANCE SHEETS

ASSETS	April 4, 2009	January 3, 2009
	(UNAUDITED)
Current Assets:
Cash and Cash Equivalents	$43,370	$16,499
Accounts Receivable, less allowance for doubtful accounts ($233,809 and $446,421)	2,138,103	2,214,256
Inventories	2,910,909	3,783,581
Other Current Assets	473,376	524,879
Total Current Assets	5,565,758	6,539,215

Property and Equipment
Land, Buildings & Improvements	4,770,019	4,805,667
Machinery, Equipment, Furniture & Fixtures and Software	7,353,977	7,750,046
Total Property and Equipment	12,123,996	12,555,713
Less: Accumulated Depreciation and Amortization	7,240,558	7,355,020
Active Assets, Net	4,883,438	5,200,693
Property Held for Sale, Net	3,357,565	3,369,374
Net Property and Equipment	8,241,003	8,570,067

Goodwill, less accumulated Amortization of $1,348,569	3,802,300	3,799,300
Deferred Income taxes	1,559,000	876,000
Other Assets	259,013	362,227

Total Assets	$19,427,074	$20,146,809

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$995,185	$830,153
Current Maturities of Long-term Debt	3,619,000	2,684,000
Checks Issued But Not Yet Presented	380,065	321,703
Accrued Expenses:
Compensation	314,024	420,583
Other	1,396,547	1,875,677
Total Current Liabilities	6,704,821	6,132,116

Long-Term Debt	585,000	615,000
Total Liabilities	7,289,821	6,747,116

Stockholders' Equity
Common Stock $.20 par value: Authorized shares, 10,000,000; Issued shares, 4,693,051 and 4,658,729	938,610	931,746
Paid-in Capital	2,033,011	2,011,386
Retained Earnings	17,478,555	18,769,484
	20,450,176	21,712,616
Less: Treasury stock, at cost: 1,713,844 shares	8,312,923	8,312,923
Total Stockholders' Equity	12,137,253	13,399,693
Total Liabilities and Stockholders' Equity	$19,427,074	$20,146,809

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC

STATEMENTS OF EARNINGS

(UNAUDITED)

	For the Thirteen Weeks Ended
	April 4, 2009		March 29, 2008
Net Sales	$5,105,638	100.0%	$10,503,898	100.0%
Cost of Products Sold	4,386,843	85.9%	9,007,688	85.8%
Gross Profit	718,795	14.1%	1,496,210	14.2%

Selling and Administrative Expenses	2,488,990	48.8%	2,254,076	21.4%
Operating Loss	(1,770,195)	-34.7%	(757,866)	-7.2%

Other Income (Expense)
Interest, Investment, and Other Income	3,631	0.1%	19,449	0.2%
Interest Expense	(36,365)	-0.7%	(30,101)	-0.3%
Loss Before Income Taxes	(1,802,929)	-35.3%	(768,518)	-7.3%
Provision for Income Taxes	(512,000)	-10.0%	(293,000)	-2.8%

Net Loss	$(1,290,929)	-25.3%	$(475,518)	-4.5%

EARNINGS PER SHARE
Basic	$(0.44)		$(0.16)

Diluted	$(0.44)		$(0.16)

Weighted Average Number of Shares Outstanding
Basic	2,953,560		2,936,556
Diluted	2,953,560		2,936,556

DECORATOR INDUSTRIES, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Thirteen Weeks Ended
	April 4, 2009	March 29, 2008
Cash Flows From Operating Activities:
Net Loss	$(1,290,929)	$(475,518)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	146,963	358,335
Provision for Losses on Accounts Receivable	17,651	5,000
Deferred Taxes	(512,000)	5,000
Stock-Based Compensation	8,239	11,450
Gain on Disposal of Assets	(7,017)	(4,000)
Noncash charges for asset impairment	335,500	—
Increase/(Decrease) from Changes in:
Accounts Receivable	58,502	(347,697)
Inventories	872,672	(322,282)
Prepaid Expenses	(119,497)	(420,036)
Other Assets	(42,286)	85,611
Accounts Payable	165,032	495,014
Accrued Expenses	(588,689)	28,411
Net Cash Used In Operating Activities	(955,859)	(580,712)

Cash Flows From Investing Activities:
Capital Expenditures	(11,232)	(113,838)
Proceeds from Property Dispositions	10,350	3,200
Net Cash Used in Investing Activities	(882)	(110,638)

Cash Flows From Financing Activities:
Long-term Debt Payments	(30,000)	(48,166)
Dividend Payments	—	(87,676)
Change in Checks Issued but Not Yet Presented	58,362	106,904
Net Borrowings under Line-of-Credit Agreement	935,000	1,085,000
Issuance of Stock for Directors Trust	20,250	20,250
Purchase of Common Stock for Treasury	—	(386,002)
Net Cash Provided by Financing Activities	983,612	690,310

Net Increase/(Decrease) in Cash and Cash Equivalents	26,871	(1,040)
Cash and Cash Equivalents at Beginning of Year	16,499	17,544

Cash and Cash Equivalents at End of Period	$43,370	$16,504

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$33,582	$28,120
Income Taxes	$—	$1,530

Increase in Acquisition Cost/Goodwill	$3,000	$55,220
Working Capital, other than Cash	(3,000)	(55,220)
Net Cash Paid for Acquisition/Goodwill	$—	$—

DECORATOR INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

THIRTEEN WEEKS ENDED APRIL 4, 2009 AND MARCH 29, 2008

(UNAUDITED)

NOTE 1.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of April 4, 2009, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended April 4, 2009 and March 29, 2008.

NOTE 2.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the year ended January 3, 2009. The results of operations for the thirteen week periods ended April 4, 2009 and March 29, 2008 are not necessarily indicative of operating results for the full year.

NOTE 3.

INVENTORIES

Inventories at April 4, 2009 and January 3, 2009 consisted of the following:

	April 4, 2009	January 3, 2009
Raw Material and Supplies	$2,297,197	$3,166,886
In Process and Finished Goods	613,712	616,695
Total Inventory	$2,910,909	$3,783,581

NOTE 4.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. No dilution is shown for the thirteen week periods ended April 4, 2009 and March 29, 2008 since the effect of the stock options on the net loss is antidilutive. In accordance with SFAS No. 128, the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the Thirteen Weeks Ended
	April 4, 2009	March 29, 2008
Numerator:
Net loss	$(1,290,929)	$(475,518)
Denominator:
Weighted-average number of common shares outstanding	2,953,560	2,936,556

Dilutive effect of stock options on net income	0	0

	2,953,560	2,936,556

Diluted earnings per share:	$(0.44)	$(0.16)

NOTE 5.

SUBSEQUENT EVENT

On May 1, 2009 and May 7, 2009, respectively, the Company entered into Sale/Leaseback transactions for its Abbotsford, WI and Bossier City, LA facilities.

The net proceeds from these sales were $1,438,000 and were used to pay down the line-of-credit with Wachovia Bank. The Company will recognize a loss on the building sales of approximately $100,000 in the second quarter of 2009.

The leases that the Company entered into for these facilities were each for 15 year terms and will have a total annual rent in the first year of $158,000. Each lease has an annual increase of two percent and the Company is responsible for all maintenance and the payment of property taxes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FINANCIAL CONDITION

The Company’s financial ratios changed as illustrated below.

	April 4, 2009	January 3, 2009
Current Ratio	0.83:1	1.07:1
Quick Ratio	0.40:1	0.45:1
Funded Debt to Total Capital	25.7%	19.8%
Working Capital	$(1,139,063)	$407,099

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

In May 2006, the Company entered into a line-of-credit agreement with Wachovia Bank. The agreement with Wachovia provides for a revolving line of credit of up to $5,000,000, and expires on June 30, 2009. The interest rate is LIBOR plus 150 basis points and the Company is required to maintain certain financial covenants. The 2007 loss caused the Company to violate the financial covenant in the loan agreement that the ratio of Senior Funded Debt to EBITDA may not exceed 2.75 to 1.00. The Company believes it is in compliance with all other conditions of the loan agreement. Wachovia provided a waiver for this violation through the end of the third quarter of 2008.  The waiver agreement changed the interest rate from LIBOR plus 150 basis points to LIBOR plus 275 basis points. The waiver has expired and the Company is in default of the loan covenant. At April 4, 2009, the Company had $3,499,000 in outstanding borrowings on the line-of-credit.  The outstanding balance on the line-of-credit as of January 3, 2009 was $2,564,000.

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

On May 1, 2009 and May 7, 2009, respectively, the Company entered into Sale/Leaseback transactions for its Abbotsford, WI and Bossier City, LA facilities.

The net proceeds from these sales were $1,438,000 and were used to pay down the line-of-credit with Wachovia Bank. The Company will recognize a loss on the building sales of approximately $100,000 in the second quarter of 2009.

The leases that the Company entered into for these facilities were each for 15 year terms and will have a total annual rent in the first year of $158,000. Each lease has an annual increase of two percent and the Company is responsible for all maintenance and the payment of property taxes.

In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc. Only receivables from sales to the hospitality industry may be assigned to CIT. Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables. If CIT approves an order from a hospitality customer and the resulting receivables are not paid or disputed by the customer within ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (hospitality sales are made on Net 30 terms). Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company. The Company pays CIT a percentage of all assigned receivables. Management believes this cost is mostly offset by reductions in Bad Debt expense and collection costs. The Company entered into this arrangement to take advantage of CIT’s extensive credit checking and collection capabilities. Management believes this arrangement has improved liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Days Sales Outstanding (DSO) in accounts receivable were 37.6 days at April 4, 2009 compared to 29.8 days and 31.8 days at January 3, 2009 and March 29, 2008, respectively. The increase is attributable to longer collection times in addition to a greater percentage of the Company’s sales to the hospitality market, which traditionally has had longer collection times. Net accounts receivable was $2,138,103 at April 4, 2009, compared to $2,214,256 and $3,767,569 at January 3, 2009 and March 29, 2008, respectively.  The decrease in accounts receivable compared to March 29, 2008 is due to the reduced sales volumes in the current year. Inventories were $2,910,909 at April 4, 2009, as compared to $3,783,581 and $5,503,927 at January 3, 2009 and March 29, 2008, respectively.  The inventory declines are due to inventory writedowns related to RV customer bankruptcies, the decision to discontinue the manufacturing of sewn products for the RV industry, and lower sales volume.

Capital expenditures were $11,232 for the quarter ended April 4, 2009, compared to $113,838 for the same period of the prior year.

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the thirteen week periods ended April 4, 2009 and March 29, 2008:

(dollars in thousands)
	For the Thirteen Weeks Ended
	April 4, 2009		March 29, 2008
	Net	% of	Net	% of
	Sales	total	Sales	total
Recreational Vehicle	$853	17%	$4,820	46%
Manufactured Housing	1,300	25%	2,391	23%
Hospitality	2,953	58%	3,293	31%

Total Net Sales	$5,106	100%	$10,504	100%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

RESULTS OF OPERATIONS

Thirteen Week Period Ended April 4, 2009, (First Quarter 2009) compared to

Thirteen Week Period Ended March 29, 2008, (First Quarter 2008)

The following table shows a comparison of the results of operations between First Quarter 2009 and First Quarter 2008:

	First Quarter 2009	% of Sales	First Quarter 2008	% of Sales	$ Increase (Decrease)	% Change

Net Sales	$5,105,638	100%	$10,503,898	100%	$(5,398,260)	-51.4%
Cost of Products Sold	4,386,843	85.9%	9,007,688	85.8%	(4,620,845)	-51.3%
Gross Profit	718,795	14.1%	1,496,210	14.2%	(777,415)	-52.0%

Selling and Administrative Expenses	2,488,990	48.8%	2,254,076	21.4%	234,914	10.4%
Operating Loss	(1,770,195)	-34.7%	(757,866)	-7.2%	(1,012,329)	133.6%

Other Income (Expense)
Interest, Investment and
Other Income	3,631	0.1%	19,449	0.2%	(15,818)	-81.3%
Interest Expense	(36,365)	-0.7%	(30,101)	-0.3%	(6,264)	20.8%
Loss Before Income Taxes	(1,802,929)	-35.3%	(768,518)	-7.3%	(1,034,411)	134.6%
Provision for Income Taxes	(512,000)	-10.0%	(293,000)	-2.8%	(219,000)	74.7%

Net Loss	$(1,290,929)	-25.3%	$(475,518)	-4.5%	$(815,411)	171.5%

Net sales for the First Quarter 2009 were $5,105,638, compared to $10,503,898 for the same period in the previous year, a 51.4% decrease. Sales to the Company’s recreational vehicle customers decreased 82.3% in First Quarter 2009 when compared to the same period of the prior year. The recreational vehicle industry reported a 63.2% decrease in shipments during the First Quarter 2009 compared to the same period of the prior year. The Company’s sales to the RV industry decreased by more than the overall market because two of the Company’s major RV customers (Fleetwood Enterprises and Monaco Coach Corp.) filed bankruptcies during the first week of March 2009. Sales to these two customers were $127,000 in the First Quarter 2009 versus $2,009,000 in the First Quarter 2008. Sales to the Company’s manufactured housing customers decreased 45.6% in First Quarter 2009 when compared to the same period of the prior year. The manufactured housing industry showed a 45.5% decrease in shipments from the prior year. Sales to the Company’s hospitality customers decreased 10.3% in the First Quarter 2009 when compared to the same period of the prior year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Selling and administrative expenses were $2,488,990 in the First Quarter 2009 versus $2,254,076 in the First Quarter 2008. The percentage of selling and administrative expenses to net sales increased from 21.4% to 48.8%. The Company recorded a charge of $750,000 in the First Quarter 2009 in relation to its decision to discontinue the manufacture of sewn products for the RV industry. Without this charge, selling and administrative expenses would have been $1,738,990, or 34.1% of net sales, a decrease of $515,086 compared to First Quarter 2008. Management will continue to reduce these costs to better align with the current level of sales.

Interest expense increased to $36,365 in the First Quarter 2009 from $30,101 in the First Quarter 2008, due to increased borrowings on the Company’s line of credit during the First Quarter 2009.

Net loss was $1,290,929 in the First Quarter 2009 compared to net loss of $475,518 in the First Quarter 2008. The major reason for the increased loss was the lower sales volume and the charge of $750,000 in the First Quarter 2009 in relation to its decision to discontinue the manufacture of sewn products for the RV industry. Diluted earnings per share decreased from $0.16 per share loss during the First Quarter 2008 to $0.44 per share loss during the First Quarter 2009.

EBITDA

EBITDA represents income before income taxes, interest expense, depreciation and amortization and is an approximation of cash flow from operations before tax. The Company uses EBITDA as an internal measure of performance and believes it is a useful and commonly used measure of financial performance in addition to income before taxes and other profitability measures under U.S. Generally Accepted Accounting Principles (“GAAP”).

EBITDA is not a measure of performance under GAAP. EBITDA should not be construed as an alternative to operating income and income before taxes as an indicator of the Company’s operations in accordance with GAAP. Nor is EBITDA an alternative to cash flow from operating activities in accordance with GAAP. The Company’s definition of EBITDA can differ from that of other companies.

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the first quarters of fiscal 2009 and 2008:

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	For the Thirteen Weeks Ended
	April 4, 2009	March 29, 2008

Net Loss	$(1,290,929)	$(475,518)

Add:
Interest	36,365	30,101
Taxes	(512,000)	(293,000)
Depreciation & Amortization	146,963	358,335
Gain on Disposal	(7,017)	(4,000)
Noncash charge for Asset Impairment	335,500	—

EBITDA	$(1,291,118)	$(384,082)

Item 4.  Controls and Procedures.

(a) The Company’s principal executive officer and principal financial officer have reviewed the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 4, 2009 and have concluded that they were adequate and effective.

(b) During the most recent fiscal quarter, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

10CC -

Lease dated May 1, 2009 between registrant, as lessee, and Sperber Investments I, L.L.C. covering property at 1400 Ash Street, Abbotsford, Wisconsin.

10DD -

Lease dated May 7, 2009 between registrant, as lessee, and Viking Properties, L.L.C. covering property at 4300 Viking Drive, Bossier City, Louisiana.

31.1 -

Certification of Principal Executive Officer

31.2 -

Certification of Principal Financial Officer

32 -

Certificate required by 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECORATOR INDUSTRIES, INC.
(Registrant)

Date:	May 18, 2009	By:	/s/ William A. Johnson
William A. Johnson, Chief Executive Officer and President

Date:	May 18, 2009	By:	/s/ Michael K. Solomon
Michael K. Solomon, Chief Financial Officer