Form 10-Q
period 2009-07-04
DECORATOR INDUSTRIES INC
filed 2009-08-18
CIK 27613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

Large accelerated filer [  ]

Accelerated filer  [  ]

Non-accelerated filer   [  ]

Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ].            No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at August 18, 2009
Common Stock, Par Value $.20 Per Share	3,016,919 shares

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

DECORATOR INDUSTRIES, INC

BALANCE SHEETS

ASSETS	July 4,	January 3,
	2009	2009
	(UNAUDITED)
Current Assets:
Cash and Cash Equivalents	$284,115	$16,499
Accounts Receivable, less allowance for
doubtful accounts ($247,613 and $446,421)	2,550,285	2,214,256
Inventories	2,525,266	3,783,581
Other Current Assets	515,717	524,879
Total Current Assets	5,875,383	6,539,215

Property and Equipment
Land, Buildings & Improvements	2,872,422	4,805,667
Machinery, Equipment, Furniture & Fixtures and Software	7,362,332	7,750,046
Total Property and Equipment	10,234,754	12,555,713
Less: Accumulated Depreciation and Amortization	6,960,245	7,355,020
Active Assets, Net	3,274,509	5,200,693
Property Held for Sale, Net	3,357,565	3,369,374
Net Property and Equipment	6,632,074	8,570,067

Goodwill, less accumulated Amortization of $1,348,569	3,820,972	3,799,300
Deferred Income taxes	1,822,000	876,000
Other Assets	283,198	362,227

Total Assets	$18,433,627	$20,146,809

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$859,881	$830,153
Current Maturities of Long-term Debt	3,539,000	2,684,000
Checks Issued But Not Yet Presented	253,370	321,703
Accrued Expenses:
Compensation	231,696	420,583
Other	1,194,317	1,875,677
Total Current Liabilities	6,078,264	6,132,116

Long-Term Debt	555,000	615,000
Total Liabilities	6,633,264	6,747,116
Stockholders' Equity
Common Stock $.20 par value: Authorized shares, 10,000,000;
Issued shares, 4,730,763 and 4,658,729	946,153	931,746
Paid-in Capital	2,054,759	2,011,386
Retained Earnings	17,112,374	18,769,484
	20,113,286	21,712,616
Less: Treasury stock, at cost: 1,713,844 shares	8,312,923	8,312,923
Total Stockholders' Equity	11,800,363	13,399,693
Total Liabilities and Stockholders' Equity	$18,433,627	$20,146,809

 The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC

STATEMENTS OF EARNINGS

(UNAUDITED)

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008

Net Sales	$5,677,395	100.0%	$12,563,069	100.0%	$10,783,033	100.0%	$23,066,967	100.0%
Cost of Products Sold	4,446,441	78.3%	10,366,143	82.5%	8,833,284	81.9%	19,373,831	84.0%
Gross Profit	1,230,954	21.7%	2,196,926	17.5%	1,949,749	18.1%	3,693,136	16.0%

Selling and Administrative Expenses	1,830,651	32.2%	3,906,527	31.1%	4,319,641	40.1%	6,160,603	26.7%
Operating Loss	(599,697)	-10.5%	(1,709,601)	-13.6%	(2,369,892)	-22.0%	(2,467,467)	-10.7%

Other Income (Expense)
Interest, Investment and
Other Income	8,303	0.1%	15,161	0.1%	11,934	0.1%	34,610	0.2%
Interest Expense	(32,787)	-0.6%	(33,089)	-0.2%	(69,152)	-0.6%	(63,190)	-0.3%
Loss Before Income Taxes	(624,181)	-11.0%	(1,727,529)	-13.7%	(2,427,110)	-22.5%	(2,496,047)	-10.8%
Provision for Income Taxes	(258,000)	-4.6%	(667,000)	-5.3%	(770,000)	-7.1%	(960,000)	-4.1%

Net Loss	$(366,181)	-6.4%	$(1,060,529)	-8.4%	$(1,657,110)	-15.4%	$(1,536,047)	-6.7%

EARNINGS PER SHARE
Basic	$(0.12)		$(0.36)		$(0.56)		$(0.52)

Diluted	$(0.12)		$(0.36)		$(0.56)		$(0.52)

Weighted Average Number of Shares Outstanding
Basic	2,987,495		2,928,299		2,970,528		2,932,427
Diluted	2,987,495		2,928,299		2,970,528		2,932,427

 The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Twenty-Six Weeks Ended
	July 4, 2009	June 28, 2008

Cash Flows From Operating Activities:
Net Loss	$(1,657,110)	$(1,536,047)
Adjustments to Reconcile Net Loss to Net Cash
(Used in)/Provided by Operating Activities
Depreciation and Amortization	261,832	713,241
Provision for Losses on Accounts Receivable	47,651	130,715
Deferred Taxes	(770,000)	(92,000)
Stock-Based Compensation	15,280	21,127
Loss/(Gain) on Disposal of Assets	88,128	(4,000)
Noncash charges for asset impairment	365,500	1,270,077
Increase/(Decrease) from Changes in:
Accounts Receivable	(383,680)	(1,339,144)
Inventories	1,258,315	(4,976)
Prepaid Expenses	(207,092)	(434,375)
Other Assets	(32,138)	(4,597)
Accounts Payable	29,728	767,310
Accrued Expenses	(853,274)	529,000
Net Cash (Used in)/Provided by Operating Activities	(1,836,860)	16,331

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(8,672)	––
Capital Expenditures	(107,244)	(143,652)
Proceeds from Property Dispositions	1,451,225	3,880
Net Cash Provided by/(Used in) Investing Activities	1,335,309	(139,772)

Cash Flows From Financing Activities:
Long-term Debt Payments	(60,000)	(519,444)
Dividend Payments	––	(175,495)
Change in Checks Issued but Not Yet Presented	(68,333)	182,874
Net Borrowings under Line-of-Credit Agreement	855,000	978,000
Issuance of Stock for Directors Trust	42,500	44,500
Purchase of Common Stock for Treasury	––	(386,002)
Net Cash Provided by Financing Activities	769,167	124,433

Net Increase in Cash and Cash Equivalents	267,616	992
Cash and Cash Equivalents at Beginning of Year	16,499	17,544

Cash and Cash Equivalents at End of Period	$284,115	$18,536

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$63,008	$58,088
Income Taxes	$––	$5,453

Increase in Acquisition Cost/Goodwill	$21,672	$104,220
Working Capital, other than Cash	(13,000)	(104,220)
Net Cash Paid for Acquisition/Goodwill	$8,672	$––

 The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

TWENTY-SIX WEEKS ENDED JULY 4, 2009 AND JUNE 28, 2008

(UNAUDITED)

NOTE 1.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of July 4, 2009, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended July 4, 2009 and June 28, 2008.

NOTE 2.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s annual report on Form 10-K for the year ended January 3, 2009. The results of operations for the twenty-six week periods ended July 4, 2009 and June 28, 2008 are not necessarily indicative of operating results for the full year.

NOTE 3.

INVENTORIES

Inventories at July 4, 2009 and January 3, 2009 consisted of the following:

	July 4, 2009	January 3, 2009
Raw Material and Supplies	$2,048,568	$3,166,886
In Process and Finished Goods	476,698	616,695
Total Inventory	$2,525,266	$3,783,581

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Numerator:
Net loss	$(366,181)	$(1,060,529)	$(1,657,110)	$(1,536,047)
Denominator:
Weighted-average number of
common shares outstanding	2,987,495	2,928,299	2,970,528	2,932,427

Dilutive effect of
stock options on net income	0	0	0	0

	2,987,495	2,928,299	2,970,528	2,932,427

Diluted earnings per share:	$(0.12)	$(0.36)	$(0.56)	$(0.52)

NOTE 5.

ASSET SALE

On May 1, 2009 and May 7, 2009, respectively, the Company entered into Sale/Leaseback transactions for its Abbotsford, WI and Bossier City, LA facilities.

The net proceeds from these sales were $1,438,000 and were used to pay down the line-of-credit with Wachovia Bank.  The Company recognized a loss on the building sales of $97,714 in the second quarter of 2009.

The leases that the Company entered into for these facilities were each for 15 year terms and will have a total annual rent in the first year of $158,000.  Each lease has an annual increase of two percent and the Company is responsible for all maintenance and the payment of property taxes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement: This Quarterly Report on Form 10-Q may contain statements relating to future events, including results of operations, that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or belief as to future events and, by their very nature, are subject to risks and uncertainties which may result in actual events differing materially from those anticipated. In particular, future operating results and future liquidity will be affected by the level of demand for recreational vehicles, manufactured housing and hotel/motel accommodations and may be affected by changes in general economic conditions, interest rate fluctuations, the Company’s ability to retain or replace its line-of-credit availability, the availability of consumer credit, the availability of floor-plan credit for recreational vehicle and manufactured housing retail dealers, the availability of financing for manufacturers, fuel prices, competitive products and pricing pressures within the Company's markets, the Company's ability to contain its manufacturing costs and expenses, and other factors. Forward-looking statements by the Company speak only as of the date made, and the Company undertakes no obligation to update or revise such statements to reflect events or circumstances after such date or to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION

The Company’s financial ratios changed as illustrated below.

	July 4, 2009	January 3, 2009
Current Ratio	0.97:1	1.07:1
Quick Ratio	0.55:1	0.45:1
Funded Debt to Total Capital	25.8%	19.8%
Working Capital	$(202,881)	$407,099

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

In May 2006, the Company entered into a line-of-credit agreement with Wachovia Bank.  The agreement with Wachovia provides for a revolving line of credit of up to $5,000,000, and expired on June 30, 2009.  On June 26, 2009, Wachovia extended this agreement through September 30, 2009.  The original interest rate was LIBOR plus 150 basis points and required the Company to maintain certain financial covenants.  The 2007 loss caused the Company to violate the financial covenant in the loan agreement that the ratio of Senior Funded Debt to EBITDA may not exceed 2.75 to 1.00.  The Company believes it is in compliance with all other conditions of the loan agreement. Wachovia initially provided a waiver for this violation through the end of the third quarter of 2008.   The waiver agreement changed the interest rate from LIBOR plus 150 basis points to LIBOR plus 275 basis points.  The Company remains in default of the loan covenant.  At July 4, 2009, the Company had $3,419,000 in outstanding borrowings on the line-of-credit.   The outstanding balance on the line-of-credit as of January 3, 2009 was $2,564,000.

Wachovia Bank, which is now a Wells Fargo company, has indicated they will provide a forbearance agreement to extend the agreement for an additional six months beyond its current expiration date of September 30, 2009.  Although the forbearance agreement has not been completed at this time, Wachovia has indicated that the interest rate under the forbearance agreement will be eight percent, and a fee for extending the line will be required.

On May 1, 2009 and May 7, 2009, respectively, the Company entered into Sale/Leaseback transactions for its Abbotsford, WI and Bossier City, LA facilities.

The net proceeds from these sales were $1,438,000 and were used to pay down the line-of-credit with Wachovia Bank.  The Company recognized a loss on the building sales of $97,714 in the second quarter of 2009.

The leases that the Company entered into for these facilities were each for 15 year terms and will have a total annual rent in the first year of $158,000.  Each lease has an annual increase of two percent and the Company is responsible for all maintenance and the payment of property taxes.

In January 2004, the Company began assigning certain account receivables under a "Receivables Servicing and Credit Approved Receivables Purchasing Agreement" with CIT Group/Commercial Services Inc.  Only receivables from sales to the hospitality industry may be assigned to CIT.  Under the agreement CIT provides credit checking, credit approval, and collection responsibilities for the assigned receivables.  If CIT approves an order from a hospitality customer and the resulting receivables are not paid or disputed by the customer within ninety days of sale, CIT will pay the receivable to the Company and assume ownership of the receivable. CIT begins collection efforts for the assigned receivables (both approved and not approved) when they are due (hospitality sales are made on Net 30 terms).  Hospitality customers are instructed to make payments directly to CIT and CIT then wires collected funds to the Company.  The Company pays CIT a percentage of all assigned receivables.  Management believes this cost is mostly offset by reductions in Bad Debt expense and collection costs.  The Company entered into this arrangement to take advantage of CIT’s extensive credit checking and collection capabilities. The current agreement with CIT expires on December 31, 2009 and will not be renewed for 2010. Management believes that the functions performed by CIT can now be performed in-house without additional staff.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Days Sales Outstanding (DSO) in accounts receivable were 40.0 days at July 4, 2009 compared to 29.8 days and 32.9 days at January 3, 2009 and June 28, 2008, respectively.  The increase is attributable to longer collection times in addition to a greater percentage of the Company’s sales to the hospitality market, which traditionally has had longer collection times.  Net accounts receivable was $2,550,285 at July 4, 2009, compared to $2,214,256 and $4,632,621 at January 3, 2009 and June 28, 2008, respectively.   The decrease in accounts receivable compared to June 28, 2008 is due to the reduced sales volumes in the current year.  Inventories were $2,525,266 at July 4, 2009, as compared to $3,783,581 and $5,186,621 at January 3, 2009 and June 28, 2008, respectively.   The inventory declines are due to inventory writedowns related to RV customer bankruptcies, the decision to discontinue the manufacturing of sewn products for the RV industry, and lower sales volume.

Capital expenditures were $107,244 for the first six months of 2009, compared to $143,652 for the same period of the prior year.

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the periods indicated:

(dollars in thousands)
	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
	Net	% of	Net	% of	Net	% of	Net	% of
	Sales	total	Sales	total	Sales	total	Sales	total
Recreational Vehicle	$1,064	19%	$4,503	36%	$1,917	18%	$9,323	40%
Manufactured Housing	1,369	24%	2,571	20%	2,669	25%	4,962	22%
Hospitality	3,244	57%	5,489	44%	6,197	57%	8,782	38%

Total Net Sales	$5,677	100%	$12,563	100%	$10,783	100%	$23,067	100%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

RESULTS OF OPERATIONS

Thirteen Week Period Ended July 4, 2009, (Second Quarter 2009) compared to

Thirteen Week Period Ended June 28, 2008, (Second Quarter 2008)

The following table shows a comparison of the results of operations between Second Quarter 2009 and Second Quarter 2008:

	Second Quarter	%	Second Quarter	%	$ Increase
	2009	of Sales	2008	of Sales	(Decrease)	% Change

Net Sales	$5,677,395	100%	$12,563,069	100%	$(6,885,674)	-54.8%
Cost of Products Sold	4,446,441	78.3%	10,366,143	82.5%	(5,919,702)	-57.1%
Gross Profit	1,230,954	21.7%	2,196,926	17.5%	(965,972)	-44.0%

Selling and Administrative Expenses	1,830,651	32.2%	3,906,527	31.1%	(2,075,876)	-53.1%
Operating Loss	(599,697)	-10.5%	(1,709,601)	-13.6%	1,109,904	-64.9%

Other Income/(Expense)
Interest, Investment and
Other Income	8,303	0.1%	15,161	0.1%	(6,858)	-45.2%
Interest Expense	(32,787)	-0.6%	(33,089)	-0.2%	302	-0.9%
Loss Before Income Taxes	(624,181)	-11.0%	(1,727,529)	-13.7%	1,103,348	-63.9%
Provision for Income Taxes	(258,000)	-4.6%	(667,000)	-5.3%	409,000	-61.3%

Net Loss	$(366,181)	-6.4%	$(1,060,529)	-8.4%	$694,348	-65.5%

Net sales for the Second Quarter 2009 were $5,677,395, compared to $12,563,069 for the same period in the previous year, a 54.8% decrease.  Sales to the Company’s recreational vehicle customers decreased 76.4% in Second Quarter 2009 when compared to the same period of the prior year.  The recreational vehicle industry reported a 47.1% decrease in shipments during the Second Quarter 2009 compared to the same period of the prior year.  The Company’s sales to the RV industry decreased by more than the overall market because two of the Company’s major RV customers (Fleetwood Enterprises and Monaco Coach Corp.) filed bankruptcy petitions during the first week of March 2009.  Sales to these two customers were $27,000 in the Second Quarter 2009 versus $1,922,000 in the Second Quarter 2008.  Also, the Company’s decision to discontinue the manufacture of sewn goods for the RV industry impacted the 2009 sales to the RV industry.  Sales to the Company’s manufactured housing customers decreased 46.8% in Second Quarter 2009 when compared to the same period of the prior year. The manufactured housing industry showed a 44.0% decrease in shipments during the Second Quarter 2009 compared to the same period of the prior year. Sales to the Company’s hospitality customers decreased 40.9% in the Second Quarter 2009 when compared to the same period of the prior year.

Cost of products sold decreased to 78.3% of net sales in the Second Quarter 2009 compared to 82.5% of net sales a year ago, due to reduced overhead, change in sales mix and, in the prior year, higher inventory obsolescence charges.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Selling and administrative expenses were $1,830,651 in the Second Quarter 2009 versus $3,906,527 in the Second Quarter 2008.  The expenses for 2008 included one-time charges of $1,430,000 related to the write-off of impaired assets and the closing of the underperforming facilities.  Excluding the write-offs, selling and administrative expenses were $795,876 less in 2009 than in 2008.  The percentage of selling and administrative expenses to net sales increased from 31.1% to 32.2%.  The increase was due to fixed expenses being spread over a lower sales volume.  Management will continue to reduce these costs to better align with the current level of sales.

Net loss was $366,181 in the Second Quarter 2009 compared to net loss of $1,060,529 in the Second Quarter 2008. The major reason for the decreased loss was the charge of $1,430,000 in the Second Quarter 2008.

Twenty-Six Week Period Ended July 4, 2009, (First Six Months 2009) compared to

Twenty-Six Week Period Ended June 28, 2008, (First Six Months 2008)

The following table shows a comparison of the results of operations between First Six Months 2009 and First Six Months 2008:

	First		First
	Six Months	%	Six Months	%	$ Increase
	2009	of Sales	2008	of Sales	(Decrease)	% Change

Net Sales	$10,783,033	100%	$23,066,967	100%	$(12,283,934)	-53.3%
Cost of Products Sold	8,833,284	81.9%	19,373,831	84.0%	(10,540,547)	-54.4%
Gross Profit	1,949,749	18.1%	3,693,136	16.0%	(1,743,387)	-47.2%

Selling and Administrative Expenses	4,319,641	40.1%	6,160,603	26.7%	(1,840,962)	-29.9%
Operating Loss	(2,369,892)	-22.0%	(2,467,467)	-10.7%	97,575	-4.0%

Other Income/(Expense)
Interest, Investment and
Other Income	11,934	0.1%	34,610	0.2%	(22,676)	-65.5%
Interest Expense	(69,152)	-0.6%	(63,190)	-0.3%	(5,962)	9.4%
Loss Before Income Taxes	(2,427,110)	-22.5%	(2,496,047)	-10.8%	68,937	-2.8%
Provision for Income Taxes	(770,000)	-7.1%	(960,000)	-4.1%	190,000	-19.8%

Net Loss	$(1,657,110)	-15.4%	$(1,536,047)	-6.7%	$(121,063)	7.9%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net sales for the First Six Months 2009 were $10,783,033, compared to $23,066,967 for the same period in the previous year, a 53.3% decrease.  Sales to the Company’s recreational vehicle customers decreased 79.4% in the First Six Months 2009 when compared to the same period of the prior year.  The recreational vehicle industry reported a 55.3% decrease in shipments during the first half of 2009 compared to the same period of the prior year.  The Company’s sales to the RV industry decreased by more than the overall market because two of the Company’s major RV customers (Fleetwood Enterprises and Monaco Coach Corp.) filed bankruptcy petitions during the first week of March 2009.  Sales to these two customers were $154,000 in the First Six Months 2009 versus $3,931,000 in the First Six Months 2008. Also, the Company’s decision to discontinue the manufacture of sewn goods for the RV industry impacted the 2009 sales to the RV industry.  Sales to the Company’s manufactured housing customers decreased 46.2% in the First Six Months 2009 when compared to the same period of the prior year.  The manufactured housing industry showed a 44.7% decrease in shipments during the First Six Months 2009 compared to the same period of the prior year. Sales to the Company’s hospitality customers decreased 29.4% in the First Six Months 2009 when compared to the same period of the prior year.

Cost of products sold decreased to 81.9% of net sales in the First Six Months 2009 compared to 84.0% of net sales a year ago, due to reduced overhead, change in sales mix and, in the prior year, higher  inventory obsolescence charges.

Selling and administrative expenses were $4,319,641 in the First Six Months 2009 versus $6,160,603 in the First Six Months 2008.  The expenses for the First Six Months 2009 included a charge of $900,000 related to the write-off of impaired assets and the closing of the underperforming facilities, whereas the charge for the First Six Months 2008 was $1,430,000.  Excluding the write-offs, selling and administrative expenses were $1,310,962 less in 2009 than in 2008.  The decrease came from reductions in employees, compensation, benefits, amortization of intangibles, commissions, and bad debt.  The percentage of selling and administrative expenses to net sales increased from 26.7% for the First Six Months 2008 to 40.1% for the First Six Months 2009 as fixed expenses were spread over a lower sales volume.

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the thirteen and twenty-six week periods ended July 4, 2009 and June 28, 2008:

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net Loss	$(366,181)	$(1,060,529)	$(1,657,110)	$(1,536,047)

Add:
Interest	32,787	33,089	69,152	63,190
Taxes	(258,000)	(667,000)	(770,000)	(960,000)
Depreciation & Amortization	114,869	354,906	261,832	713,241
Loss/(Gain) on Disposal of Assets	95,145	-	88,128	(4,000)
Noncash charge for Asset Impairment	30,000	1,270,077	365,500	1,270,077

EBITDA	$(351,380)	$(69,457)	$(1,642,498)	$(453,539)

Item 4.  Controls and Procedures.

(a)  The Company’s principal executive officer and principal financial officer have reviewed the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 4, 2009 and have concluded that they were adequate and effective.

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

DECORATOR INDUSTRIES, INC.
(Registrant)

Date: August 18 , 2009	By:	/s/ William A. Johnson
William A. Johnson President and Chief Executive Officer

Date: August 18 , 2009	By:	/s/ Michael K. Solomon
Michael K. Solomon Chief Financial Officer