Form 10-Q
period 2009-10-03
DECORATOR INDUSTRIES INC
filed 2009-11-17
CIK 27613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

     Title of each class

Outstanding at November 17, 2009

Common Stock, Par Value $.20 Per Share

3,043,614 shares

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

DECORATOR INDUSTRIES, INC
BALANCE SHEETS

ASSETS	October 3,	January 3,
	2009	2009
	(UNAUDITED)

Current Assets:
Cash and Cash Equivalents	$112,010	$16,499
Accounts Receivable, less allowance for doubtful accounts ($261,735 and $446,421)	2,104,868	2,214,256
Inventories	2,035,993	3,783,581
Other Current Assets	505,836	524,879
Total Current Assets	4,758,707	6,539,215

Property and Equipment
Land, Buildings & Improvements	2,872,422	4,805,667
Machinery, Equipment, Furniture & Fixtures and Software	7,317,704	7,750,046
Total Property and Equipment	10,190,126	12,555,713
Less: Accumulated Depreciation and Amortization	7,016,655	7,355,020
Active Assets, Net	3,173,471	5,200,693
Property Held for Sale, Net	3,357,565	3,369,374
Net Property and Equipment	6,531,036	8,570,067

Goodwill, less accumulated Amortization of $1,348,569	3,841,710	3,799,300
Deferred Income taxes	1,900,000	876,000
Other Assets	324,605	362,227

Total Assets	$17,356,058	$20,146,809

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$633,473	$830,153
Current Maturities of Long-term Debt	3,114,400	2,684,000
Checks Issued But Not Yet Presented	339,644	321,703
Accrued Expenses:
Compensation	239,659	420,583
Other	1,149,438	1,875,677
Total Current Liabilities	5,476,614	6,132,116

Long-Term Debt	525,000	615,000
Total Liabilities	6,001,614	6,747,116

Stockholders' Equity
Common Stock $.20 par value: Authorized shares, 10,000,000; ssued shares, 4,757,458 and 4,658,729	951,492	931,746
Paid-in Capital	2,072,029	2,011,386
Retained Earnings	16,643,846	18,769,484
	19,667,367	21,712,616
Less: Treasury stock, at cost: 1,713,844 shares	8,312,923	8,312,923
Total Stockholders' Equity	11,354,444	13,399,693
Total Liabilities and Stockholders' Equity	$17,356,058	$20,146,809

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC
STATEMENTS OF EARNINGS
(UNAUDITED)

	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008

Net Sales	$ 4,493,365	100.0%	$ 9,334,653	100.0%	$ 15,276,398	100.0%	$ 32,401,620	100.0%
Cost of Products Sold	3,531,984	78.6%	7,785,917	83.4%	12,365,268	80.9%	27,159,748	83.8%
Gross Profit	961,381	21.4%	1,548,736	16.6%	2,911,130	19.1%	5,241,872	16.2%

Selling and Administrative Expenses	1,473,987	32.8%	2,184,202	23.4%	5,793,628	37.9%	8,344,805	25.8%
Operating Loss	(512,606)	-11.4%	(635,466)	-6.8%	(2,882,498)	-18.8%	(3,102,933)	-9.6%

Other Income (Expense)
Interest, Investment and
Other Income	7,702	0.2%	12,504	0.1%	19,636	0.1%	47,114	0.1%
Interest Expense	(34,623)	-0.8%	(36,328)	-0.4%	(103,775)	-0.7%	(99,518)	-0.2%
Loss Before Income Taxes	(539,527)	-12.0%	(659,290)	-7.1%	(2,966,637)	-19.4%	(3,155,337)	-9.7%
Provision for Income Taxes	(71,000)	-1.6%	(252,000)	-2.7%	(841,000)	-5.5%	(1,212,000)	-3.7%

Net Loss	$ (468,527)	-10.4%	$ (407,290)	-4.4%	$ (2,125,637)	-13.9%	$ (1,943,337)	-6.0%

EARNINGS PER SHARE
Basic	$ (0.16)		$ (0.14)		$ (0.71)		$ (0.66)

Diluted	$ (0.16)		$ (0.14)		$ (0.71)		$ (0.66)

Weighted Average Number of Shares Outstanding
Basic	3,022,493		2,933,683		2,987,849		2,932,846
Diluted	3,022,493		2,933,683		2,987,849		2,932,846

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Thirty-Nine Weeks Ended
	October 3, 2009	September 27, 2008

Cash Flows From Operating Activities:
Net Loss	$(2,125,637)	$(1,943,337)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	363,921	900,742
Provision for Losses on Accounts Receivable	72,651	177,647
Deferred Taxes	(841,000)	(614,000)
Stock-Based Compensation	15,280	30,561
Loss/(Gain) on Disposal of Assets	77,976	(3,301)
Noncash charges for asset impairment	365,500	1,270,077
Increase/(Decrease) from Changes in:
Accounts Receivable	36,737	(995,090)
Inventories	1,747,588	394,697
Prepaid Expenses	(204,211)	447,765
Other Assets	(73,545)	(744,520)
Accounts Payable	(196,680)	(206,990)
Accrued Expenses	(898,190)	280,558
Net Cash Used in Operating Activities	(1,659,610)	(1,005,191)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(21,410)	(12,448)
Capital Expenditures	(109,144)	(181,171)
Proceeds from Property Dispositions	1,462,225	4,400
Net Cash Provided by/(Used in) Investing Activities	1,331,671	(189,219)

Cash Flows From Financing Activities:
Long-term Debt Payments	(90,000)	(556,944)
Dividend Payments	----	(175,495)
Change in Checks Issued but Not Yet Presented	17,941	302,328
Net Borrowings under Line-of-Credit Agreement	430,400	1,962,000
Issuance of Stock for Directors Trust	65,109	64,750
Purchase of Common Stock for Treasury	----	(386,002)
Net Cash Provided by Financing Activities	423,450	1,210,637

Net Increase in Cash and Cash Equivalents	95,511	16,227
Cash and Cash Equivalents at Beginning of Year	16,499	17,544

Cash and Cash Equivalents at End of Period	$112,010	$33,771

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$100,991	$91,235
Income Taxes	$-	$6,403

Increase in Acquisition Cost/Goodwill	$42,410	$153,924
Working Capital, other than Cash	(21,000)	(141,476)
Net Cash Paid for Acquisition/Goodwill	$21,410	$12,448

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

THIRTY-NINE WEEKS ENDED OCTOBER  3, 2009 AND SEPTEMBER 27, 2008

(UNAUDITED)

NOTE 1.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of October 3, 2009, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended October 3, 2009 and September 27, 2008.

NOTE 2.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s annual report on Form 10-K for the year ended January 3, 2009. The results of operations for the thirty-nine week periods ended October 3, 2009 and September 27, 2008 are not necessarily indicative of operating results for the full year.

NOTE 3.

INVENTORIES

Inventories at October 3, 2009 and January 3, 2009 consisted of the following:

	October 3, 2009	January 3, 2009
Raw Material and Supplies	$1,597,623	$3,166,886
In Process and Finished Goods	438,370	616,695
Total Inventory	$2,035,993	$3,783,581

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Numerator:
Net loss	$(468,527)	$(407,290)	$(2,125,637)	$(1,943,337)
Denominator:
Weighted-average number of common shares outstanding	3,022,493	2,933,683	2,987,849	2,932,846

Dilutive effect of stock options on net income	0	0	0	0

	3,022,493	2,933,683	2,987,849	2,932,846

Diluted earnings per share:	$(0.16)	$(0.14)	$(0.71)	$(0.66)

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

FINANCIAL CONDITION

The Company’s financial ratios changed as illustrated below.

	October 3, 2009	January 3, 2009
Current Ratio	0.87:1	1.07:1
Quick Ratio	0.50:1	0.45:1
Funded Debt to Total Capital	24.3%	19.8%
Working Capital	$(717,907)	$407,099

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

In September 2009, The Company modified its loan agreement with Wachovia Bank. The Modification Agreement extends the maturity date of the Loan Agreement to December 31, 2010,  changes the interest rate to Prime Rate plus two percent and limits the outstanding balance to the lesser of $4 million or seventy-five percent of  the appraised value of six of the Company’s properties which  were  previously unencumbered. Decorator expects the real estate appraisals to fully support the $4 million of availability.

Wachovia Bank will secure repayment of the loan by collateralizing this real estate. Should any of this real estate be sold, the net proceeds will pay down the Loan and reduce the available loan limit dollar for dollar.

In addition, the Loan Modification allows Decorator to establish an additional credit line with an asset-based lender using all of Decorator’s accounts receivable and inventory as collateral. This should provide as much as $2 million of additional working capital availability. Should the appraisal value of the real estate be less than expected, then the initial proceeds of the asset-based loan will be used to pay down the Wachovia balance so that the balance equals 75% of appraised value of the real estate.

At October 3, 2009 the balance on the line of credit was $2,994,400 and $2,564,000 on January 3, 2009.

Because of the recent change to the tax-loss carry back rule, the Company will be able to claim a refund of approximately $1,200,000 after it files its 2009 tax return. It is expected that this refund should be received by mid-year 2010 and will improve working capital at that time.

Days Sales Outstanding (DSO) in accounts receivable were 41.3 days at October 3, 2009 compared to 29.8 days and 40.6 days at January 3, 2009 and September 27, 2008, respectively.  The increase is attributable to longer collection times in addition to a greater percentage of the Company’s sales to the hospitality market, which traditionally has had longer collection times.  Net accounts receivable was $2,104,868 at October 3, 2009, compared to $2,214,256 and $4,241,115 at January 3, 2009 and September 27, 2008, respectively.   The decrease in accounts receivable compared to September 27, 2008 is due to the reduced sales volumes in the current year.  Inventories were $2,035,993 at October 3, 2009, as compared to $3,783,581 and $4,786,948 at January 3, 2009 and September 27, 2008, respectively.   The inventory declines are due to inventory writedowns related to RV customer bankruptcies, the decision to discontinue the manufacturing of sewn products for the RV industry and lower sales volume.

Capital expenditures were $109,144 for the first nine months of 2009, compared to $181,171 for the same period of the prior year.

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the periods indicated:

(dollars in thousands)
	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
	Net	% of	Net	% of	Net	% of	Net	% of
	Sales	total	Sales	total	Sales	total	Sales	total
Recreational Vehicle	$ 1,025	23%	$ 2,347	25%	$ 2,942	19%	$ 11,670	36%
Manufactured Housing	1,299	29%	2,106	23%	3,968	26%	7,068	22%
Hospitality	2,169	48%	4,882	52%	8,366	55%	13,664	42%

Total Net Sales	$ 4,493	100%	$ 9,335	100%	$ 15,276	100%	$ 32,402	100%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

RESULTS OF OPERATIONS

Thirteen Week Period Ended October 3, 2009, (Third Quarter 2009) compared to

Thirteen Week Period Ended September 27, 2008, (Third Quarter 2008)

The following table shows a comparison of the results of operations between Third Quarter 2009 and Third Quarter 2008:

	Third Quarter	%	Third Quarter	%	$ Increase
	2009	of Sales	2008	of Sales	(Decrease)	% Change

Net Sales	$4,493,365	100%	$9,334,653	100%	$(4,841,288)	-51.9%
Cost of Products Sold	3,531,984	78.6%	7,785,917	83.4%	(4,253,933)	-54.6%
Gross Profit	961,381	21.4%	1,548,736	16.6%	(587,355)	-37.9%

Selling and Administrative Expenses	1,473,987	32.8%	2,184,202	23.4%	(710,215)	-32.5%
Operating Loss	(512,606)	-11.4%	(635,466)	-6.8%	122,860	-19.3%

Other Income/(Expense)
Interest, Investment and
Other Income	7,702	0.2%	12,504	0.1%	(4,802)	-38.4%
Interest Expense	(34,623)	-0.8%	(36,328)	-0.4%	1,705	-4.7%
Loss Before Income Taxes	(539,527)	-12.0%	(659,290)	-7.1%	119,763	-18.2%
Provision for Income Taxes	(71,000)	-1.6%	(252,000)	-2.7%	181,000	-71.8%

Net Loss	$(468,527)	-10.4%	$(407,290)	-4.4%	$(61,237)	15.0%

Net sales for the Third Quarter 2009 were $4,493,365, compared to $9,334,653 for the same period in the previous year, a 51.9% decrease.  Sales to the Company’s recreational vehicle customers decreased 56.3% in Third Quarter 2009 when compared to the same period of the prior year.  The recreational vehicle industry reported a 1.4% decrease in shipments during the Third Quarter 2009 compared to the same period of the prior year.  The Company’s sales to the RV industry were adversely impacted because two of the Company’s major RV customers (Fleetwood Enterprises and Monaco Coach Corp.) filed bankruptcy petitions during the first week of March 2009.  Also, the Company’s decision to discontinue the manufacture of sewn goods for the RV industry impacted the 2009 sales to the RV industry.  Sales to the Company’s manufactured housing customers decreased 38.3% in Third Quarter 2009 when compared to the same period of the prior year.  The manufactured housing industry showed a 36.9% decrease in shipments during the Third Quarter 2009 compared to the same period of the prior year. Sales to the Company’s hospitality customers decreased 55.6% in the Third Quarter 2009 when compared to the same period of the prior year.

Cost of products sold decreased to 78.6% of net sales in the Third quarter 2009 compared to 83.4% of net sales a year ago, due to improved labor efficiencies, reduced overhead and, in the prior year, higher inventory obsolescence charges.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Selling and administrative expenses were $1,473,987 in the Third Quarter 2009 versus $2,184,202 in the Third Quarter 2008.  The percentage of selling and administrative expenses to net sales increased from 23.4% in 2008 to 32.8% in 2009.  The increase was due to fixed expenses being spread over a lower sales volume. Expenses in 2009 included $100,000 for loan modification costs. Without this charge, selling and administrative expenses would have been reduced by more than $800,000 compared to the Third Quarter 2008.

Net loss in the Third Quarter 2009 was $468,527 compared to a net loss of $407,290 in the Third Quarter 2008. The 2009 loss was negatively affected by the $100,000, pretax, loan modification charge and an effective tax rate of 13.2% in 2009 compared to 38.2% in 2008. Without the loan modification cost and a normal tax rate the 2009 loss would have been approximately $271,000 compared to a loss of $407,290 in 2008.

Thirty-nine Week Period Ended October 3, 2009, (First Nine Months 2009) compared to

Thirty-nine Week Period Ended September 27, 2008, (First Nine Months 2008)

The following table shows a comparison of the results of operations between First Nine Months 2009 and First Nine Months 2008:

	First		First
	Nine Months	%	Nine Months	%	$ Increase
	2009	of Sales	2008	of Sales	(Decrease)	% Change

Net Sales	$ 15,276,398	100%	$ 32,401,620	100%	$(17,125,222)	-52.9%
Cost of Products Sold	12,365,268	80.9%	27,159,748	83.8%	(14,794,480)	-54.5%
Gross Profit	2,911,130	19.1%	5,241,872	16.2%	(2,330,742)	-44.5%

Selling and Administrative Expenses	5,793,628	37.9%	8,344,805	25.8%	(2,551,177)	-30.6%
Operating Loss	(2,882,498)	-18.8%	(3,102,933)	-9.6%	220,435	-7.1%

Other Income/(Expense)
Interest, Investment and Other Income	19,636	0.1%	47,114	0.2%	(27,478)	-58.3%
Interest Expense	(103,775)	-0.7%	(99,518)	-0.3%	(4,257)	4.3%
Loss Before Income Taxes	(2,966,637)	-19.4%	(3,155,337)	-9.7%	188,700	-6.0%
Provision for Income Taxes	(841,000)	-5.5%	(1,212,000)	-3.7%	371,000	-30.6%

Net Loss	$ (2,125,637)	-13.9%	$ (1,943,337)	-6.0%	$ (182,300)	9.4%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Net sales for the First Nine Months 2009 were $15,276,398, compared to $32,401,620 for the same period in the previous year, a 52.9% decrease.  Sales to the Company’s recreational vehicle customers decreased 74.8% in the First Nine Months 2009 when compared to the same period of the prior year.  The recreational vehicle industry reported a 42.7% decrease in shipments during the first nine months of 2009 compared to the same period of the prior year.  The Company’s sales to the RV industry decreased by more than the overall market because two of the Company’s major RV customers (Fleetwood Enterprises and Monaco Coach Corp.) filed bankruptcy petitions during the first week of March 2009.  Also, the Company’s decision to discontinue the manufacture of sewn goods for the RV industry impacted the 2009 sales to the RV industry.  Sales to the Company’s manufactured housing customers decreased 43.9% in the First Nine Months 2009 when compared to the same period of the prior year.  The manufactured housing industry showed a 42.2% decrease in shipments during the First Nine Months 2009 compared to the same period of the prior year.  Sales to the Company’s hospitality customers decreased 38.8% in the First Nine Months 2009 when compared to the same period of the prior year.

Cost of products sold decreased to 80.9% of net sales in the First Nine Months 2009 compared to 83.8% of net sales a year ago, due to reduced overhead, change in sales mix, improved labor efficiency and, in the prior year, higher inventory obsolescence charges.

Selling and administrative expenses were $5,793,628 in the First Nine months 2009 versus $8,344,805 in the First Nine Months 2008.  The expenses for the First Nine Months 2009 included a charge of $900,000 related to the write-off of impaired assets and the closing of the underperforming facilities, whereas the charge for the First Nine Months 2008 was $1,430,000. 2009 Expenses included $100,000 for the Loan Modification. Excluding the write-offs and the loan modification costs, selling and administrative expenses were $2,121,177 less in 2009 than in 2008.  The decrease came from reductions in employees, compensation, benefits, amortization of intangibles, commissions, and bad debt. The percentage of selling and administrative expenses to net sales increased from 25.8% for the First Nine Months 2008 to 37.9% for the First Nine Months 2009 as fixed expenses were spread over a lower sales volume.

Net loss for the First Nine Months of 2009 was $2,125,637 compared to $1,943,331 for the same period of 2008. The 2009 Net Loss was negatively affected by an effective tax rate of 28.3% compared to 38.4% in 2008. With a normal tax rate in 2009 the Net Loss for the First Nine Months would have been approximately $1,800,000.

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the thirteen and thirty-nine week periods ended October 3, 2009 and September 27, 2008:

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net Loss	$(468,527)	$(407,290)	$(2,125,637)	$(1,943,337)

Add:
Interest	34,623	36,328	103,775	99,518
Taxes	(71,000)	(252,000)	(841,000)	(1,212,000)
Depreciation & Amortization	102,089	187,501	363,921	900,742
Loss/(Gain) on Disposal of Assets	(10,152)	699	77,976	(3,301)
Noncash charge for Asset Impairment	-	-	365,500	1,270,077

EBITDA	$(412,967)	$(434,762)	$(2,055,465)	$(888,301)

Item 4.  Controls and Procedures.

(a)  The Company’s principal executive officer and principal financial officer have reviewed the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 3, 2009 and have concluded that they were adequate and effective.

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

DECORATOR INDUSTRIES, INC.
(Registrant)

Date: November 17, 2009	By:	/s/ William A. Johnson
William A. Johnson, President and Chief Executive Officer

Date: November 17, 2009	By:	/s/ Michael K. Solomon
Michael K. Solomon, Chief Financial Officer