Form 10-K
period 2009-12-31
DECORATOR INDUSTRIES INC
filed 2010-03-31
CIK 27613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

DECORATOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1001433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10011 Pines Blvd., Pembroke Pines, Florida	33024
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (954) 436-8909

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.20 Per Share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐    No ☑

Aggregate market value of common stock held by non-affiliates of the registrant as of the registrant’s most recently completed second fiscal quarter, based on the closing price of registrant’s common stock of $0.72 at July 3, 2009:  $1,675,171

Number of shares of common stock outstanding at March 31, 2010:  3,120,263

DOCUMENTS INCORPORATED BY REFERENCE
Part III- Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders

Cautionary Statement: The Company's Reports on Form 10-K and Form 10-Q, its Current Reports on Form 8-K, and any other written or oral statements made by or on behalf of the Company contain or may contain statements relating to future events, including results of operations, that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or belief as to future events and, by their very nature, are subject to risks and uncertainties which may result in actual events differing materially from those anticipated. In particular, future operating results will be affected by the level of demand for recreational vehicles, manufactured housing and hotel/motel accommodations, the general economic conditions, the Company’s ability to retain or replace its line-of-credit, interest rate fluctuations, the availability of consumer credit, availability of floor-plan credit for recreational vehicle and manufactured housing retail dealers, availability of financing for manufacturers, fuel prices, competitive products and pricing pressures within the Company's markets, the Company's ability to contain its manufacturing costs and expenses, and other factors. Any forward-looking statements by the Company speak only as of the date made, and the Company undertakes no obligation to update or revise such statements to reflect events or circumstances after such date or to reflect the occurrence of unanticipated events.

NOTE: In this report, unless the context otherwise requires, Registrant or Company means Decorator Industries, Inc. and its subsidiaries, herein sometimes also called "Decorator Industries".  Reference to a particular year or the captions "For the Year" and "At Year End" refer to the fiscal periods as follows:

2009  -  52 weeks ended January 2, 2010
2008  -  53 weeks ended January 3, 2009
2007  -  52 weeks ended December 29, 2007
2006  -  52 weeks ended December 30, 2006
2005  -  52 weeks ended December 31, 2005

PART I

ITEM 1.   BUSINESS.

The Company designs, manufactures and sells a broad range of interior furnishings, principally draperies, curtains, valance boards, shades, blinds, bedspreads, comforters, pillows, cushions and cubicle curtains. These products are sold to original equipment manufacturers of recreational vehicles and manufactured housing and to the hospitality (motels/hotels) and healthcare markets either through distributors or directly to the customers.

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

In 2009, CMH Manufacturing, Inc. (Clayton Homes, Southern Energy Homes and Cavalier Homes) accounted for 15.6% of the Company’s total sales. In 2008, Fleetwood Enterprises, Inc. (“Fleetwood”) accounted for 12.9% of the Company's total sales. No other customer accounted for more than 10% of the Company’s sales in either year. On March 10, 2009, Fleetwood filed a Chapter 11 bankruptcy.  The accounts receivable due from Fleetwood at the time of the filing was $108,837 and was fully reserved for in the 2008 year-end allowance for doubtful accounts. In the second quarter of 2008, the Company’s management had recognized its reduced level of business with Fleetwood and wrote off the remainder of its identifiable intangible asset arising from the January 2004 supply agreement with Fleetwood. Fleetwood and its successor companies provided less than 3% of the Company’s sales in 2009.

On June 1, 2007, the Company acquired Superior Drapery (“Superior”) of Hackensack, New Jersey.  Superior is a supplier to the hospitality and healthcare markets, with much of its sales concentrated in the northeastern United States.  In the fourth quarter of 2009, the Company recognized the total impairment of the goodwill and wrote off $546,783 associated with this acquisition. The Company will continue to operate the Superior business and hopes to realize an increase in revenue when the hospitality market returns to more normal operating levels.

On November 30, 2007, the Company acquired Doris Lee Draperies (“Doris Lee”) of Huntsville, Alabama.  Doris Lee was a supplier to the manufactured housing market.  The Doris Lee acquisition has enhanced the Company’s position as a supplier to the manufactured housing market.

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

The Company has no significant patents, licenses, franchises, concessions, trademarks or copyrights. Expenditures for research and development during 2009 and 2008 were not significant.

Compliance with federal, state and local environmental protection provisions is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

The Company employs approximately 200 sales, production, warehouse and administrative employees and also uses the services of independent sales representatives.

ITEM 1A.   RISK FACTORS.

Not required.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

The following table summarizes certain information concerning the Company's properties:

Location	Principal Use	Approx. Sq. Ft.	Status
Haleyville, Alabama	Offices, manufacturing and warehouse	54,000	Owned – Active
Red Bay, Alabama	Offices, manufacturing and warehouse	50,700	Owned – Idle
Phoenix, Arizona	Held for sale	35,000	Owned – Held for Sale
Pembroke Pines, Florida	Offices	3,148	Leased
Douglas, Georgia	Held for sale	28,000	Owned – Held for Sale
Elkhart, Indiana	Held for sale	51,000	Owned – Held for Sale
Goshen, Indiana	Offices, manufacturing and warehouse	55,700	Owned - Active
Bossier, Louisiana	Offices, manufacturing and warehouse	20,000	Leased
Hackensack, New Jersey	Offices	1,550	Leased
Bloomsburg, Pennsylvania	Held for sale	56,500	Owned – Held for Sale
Abbotsford, Wisconsin	Offices, manufacturing and warehouse	32,000	Leased

	Total Owned - Active Total Owned - Idle Total Leased Total Held for sale	109,700 50,700 56,698 170,500

The Red Bay, AL facility was idled in March 2010 and will return to active operations when the sales level in the hospitality market returns to normal levels.

The Company considers that its offices, plants, machinery and equipment are well maintained, adequately insured and suitable for their purposes and that its plants are adequate for the presently anticipated needs of the business. The Goshen, IN facility is subject to a mortgage as mentioned in Note 6 to the financial statements. The Haleyville and Red Bay, AL, Phoenix, AZ, Elkhart, IN, Douglas, GA, Bloomsburg, PA facilities are pledged as collateral to Wachovia Bank as mentioned in Note 6 to the financial statements.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  [RESERVED]

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is listed and traded on the American Stock Exchange, AMEX symbol DII.

Common Stock price information is set forth in the table below.

	2009 Sales Prices		2008 Sales Prices
	High	Low	High	Low
First Quarter	$0.81	$0.50	$4.65	$3.61
Second Quarter	1.35	0.72	3.87	2.48
Third Quarter	0.97	0.55	2.50	1.70
Fourth Quarter	1.35	0.14	1.75	0.25

As of March 24, 2010, the Company had 235 shareholders of record of its Common Stock.

Total cash dividend payments were $0.06 per share in 2008. During 2008, the cash dividend was suspended, consequently no cash dividend payments were made in 2009.  The Company does not expect to resume paying dividends until it maintains a consistent level of profitability.  Also, the Company’s loan agreement with Crestmark Bank will prohibit the payment of dividends.

At January 2, 2010, the Company had outstanding options under two shareholder approved option plans.  Under the 1995 Incentive Stock Option Plan (“1995 Plan”), the Company has granted options to its key employees for up to 520,832 shares of Common Stock (as adjusted for stock splits). Under the 2006 Incentive Stock Option Plan (“2006 Plan”), the Company can grant options to its key employees for up to 250,000 shares of Common Stock.  The Company granted options for 115,000 shares under the 2006 Plan in 2007 and 105,000 shares in 2009.

The following is a summary of the options outstanding under the 1995 Plan and the 2006 Plan at January 2, 2010:

	Number of shares optioned	Weighted average exercise price	Number of shares available for future options
1995 Plan	128,950	$6.72	0
2006 Plan	190,000	$2.30	60,000
Total	318,950	$4.09	60,000

        The Company also provides a stock grant in lieu of cash compensation to its non-employee directors as compensation for their services as directors.  In 2009 and 2008, the Company awarded five non-employee directors a total of 150,000 and 22,354 shares, respectively.  All non-employee directors receive their shares in a Directors Trust, for which the Chairman of the Company is the Trustee.

ITEM 6.  SELECTED FINANCIAL DATA.

	2009	2008	2007	2006	2005

FOR THE YEAR
Net Sales	$18,600,358	$39,617,182	$46,080,584	$52,237,720	$50,525,343
Net (Loss)/Income	$(3,037,560)	$(2,585,487)	$(807,509)	$405,393	$1,364,814

AT YEAR END
Total Assets	$16,170,667	$20,146,809	$24,263,904	$24,998,571	$24,294,365
Debt Obligations	$4,016,484	$3,299,000	$2,008,444	$1,948,259	$1,748,554
Funded Debt/Total Capitalization	27.71%	19.76%	10.90%	10.05%	9.28%
Working Capital	$(192,595)	$407,099	$3,913,379	$5,382,358	$6,092,349
Current Ratio	0.96:1	1.07:1	1.70:1	2.08:1	2.20:1
Stockholders' Equity	$10,479,034	$13,399,693	$16,411,651	$17,428,542	$17,088,012

PER SHARE
Basic (Loss)/Earnings	$(1.01)	$(0.88)	$(0.27)	$0.14	$0.47
Diluted (Loss)/Earnings	$(1.01)	$(0.88)	$(0.27)	$0.13	$0.46
Book Value	$3.39	$4.55	$5.43	$5.81	$5.84
Cash Dividends Declared	$-	$0.06	$0.12	$0.12	$0.12

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company provides interior furnishings to original equipment manufacturers of manufactured housing and recreational vehicles and to the hospitality and healthcare markets.  This interior furnishing market is highly competitive.  The Company faces risk as the demand for its products is affected by the industry demand in the four markets that the Company serves.  Any significant decline in the demand for manufactured housing, recreational vehicles, hospitality accommodations, or healthcare products can adversely affect the Company’s results of operations or financial condition.

A large amount of the Company’s sales are to a relatively few customers.  In 2009, the Company’s top 10 customers accounted for approximately 48% of net sales, as opposed to 46% in 2008.  The loss of a large customer can have a significant impact on the Company’s results of operations.

The Company faces the risk that its furnishings could be provided by companies with cheaper labor sources, such as from Asian sources.  However, the lack of sufficient lead times from its customers, as well as the customized nature of many of the Company’s products, presents a substantial barrier to entry for overseas firms.

All of the markets served by the Company have suffered heavily from the country’s current economic recession. The lack of available credit, reduced business travel and consumer confidence has had a negative impact on the Company’s sales volume which declined by 53% from 2008 to 2009.

In 2009, the recreational vehicle market experienced a second consecutive year of sharp decreases in the number of units shipped. Total industry shipments decreased from 237,000 units in 2008 to 165,700 in 2009. Travel trailers and fifth wheels shipments decreased 27% in 2009 compared to 2008 and motor-home shipments decreased 53% for the same period. The Company’s sales to the RV industry declined by 72% from 2008 to 2009. The Company’s sales to the RV industry decreased because of the decline in the number of units shipped, the loss of two significant customers (Fleetwood  and Monaco Coach both filed bankruptcy in March 2009) and lastly by the Company’s decision to discontinue the manufacture of sewn goods (draperies, bedspreads and valances) for the RV industry. These products were discontinued in May 2009.

The manufactured housing market has been declining since its peak of 372,800 shipments in 1998.  Industry shipments in 2009 were 49,789, compared to 81,889 shipments in 2008, a decrease of 39%.  The Company’s sales to the manufactured housing industry decreased by 41% in 2009 when compared to 2008.

The Company’s sales to the hospitality industry decreased 45% during 2009 when compared to the previous year.  Hospitality sales are affected by demand for hospitality accommodations and the growth of the industry.

Sales By Market:

The following table represents net sales to each of the three different markets that the Company serves for each of the two fiscal years in the period ended January 2, 2010:

	2009		2008
	Net	% of	Net	% of
	Sales	total	Sales	total
Recreational Vehicle	$3,781	20%	$13,306	33%
Manufactured Housing	5,047	27%	8,559	22%
Hospitality / Healthcare	9,772	53%	17,752	45%

Total Net Sales	$18,600	100%	$39,617	100%

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

The Company reviews its accounts receivable portfolio frequently, assessing any past due accounts for collectability.  Physical inventories are conducted at each of the Company’s manufacturing facilities at least quarterly, and inventories are assessed for any slow moving or obsolete items, which constitutes the main judgment necessary in valuing the inventory.   Reserves for both receivables and inventory are reviewed quarterly and adjusted as required.

Other assumptions the Company faces are the assessment of goodwill, and long-lived assets for impairment, the calculation of the provision for income taxes and valuation of deferred tax assets and liabilities.  The Company believes that its assumptions in relation to its critical accounting policies have been reasonably accurate, and does not foresee any future material changes in its estimates or assumptions.

Liquidity and Financial Resources:

1)	Working capital at January 2, 2010 was $(192,595) compared to $407,099 at January 3, 2009.

2)	The current ratio was .96:1 at year-end 2009 compared to 1.07:1 at year-end 2008.

3)	The liquid ratio was 0.56:1 at year-end 2009 compared to 0.45:1 at year-end 2008.

4)	The funded debt ratio was 27.7% at January 2, 2010 compared to 19.8% a year earlier.

The working capital, current ratio and liquid ratio were favorably impacted by the current income tax receivable asset recorded in the fourth quarter 2009.  In November 2009, Congress changed the rules on the tax loss carrybacks which allowed the Company to partially utilize the net operating loss originating from its 2008 tax return and apply for a refund of $1,215,000. This refund should be received by May 2010.

Net accounts receivable decreased $1,049,587 (47%) at January 2, 2010, when compared to January 3, 2009.  Accounts receivable decreased due to a reduction of sales volume in the fourth quarter of 2009 when compared to the fourth quarter of 2008.  Days Sales Outstanding (DSO) increased from 29.8 days at the end of fiscal 2008 to 30.6 days at the end of fiscal 2009.

The allowance for doubtful accounts decreased from $446,421 at year-end 2008 to $269,080 at year-end 2009.  In March 2009, Fleetwood and Monaco Coach filed bankruptcies. These balances, $199,413, were charged to the reserve in 2009. Management believes the current allowance is sufficient to cover its questionable customer account balances..

At December 31, 2009 the Company terminated its relationship with CIT Group/Commercial Services, Inc. The Company had engaged CIT since 2004 to facilitate credit checking, credit approval and collection of its hospitality receivables. These functions will now be performed by the Company.

Net inventories decreased by $1,676,430 (44%) in 2009 compared to year-end 2008. The decrease was due to reduced sales activity throughout the Company.

In the fourth quarter of 2009, the Company recognized the total impairment of the goodwill it had recorded for the acquisition of Superior Drapery Company in 2007. Superior will continue to service the hospitality and health care markets but its recent level of contribution was not sufficient to justify the goodwill of $546,783 which the Company recorded in the transaction.

In May 2009, the Company completed the sale-leaseback of  two facilities and used the proceeds of $1,438,000 to pay down the line of credit with Wachovia Bank.

Capital expenditures for 2009 were $109,144 compared to $212,316 in 2008.  At this time, capital spending for 2010 is expected to be less than $350,000. The bulk of the spending will be for a software modification project.

In May 2006, the Company entered into a credit agreement with Wachovia Bank.  The agreement with Wachovia provided for a revolving line of credit of up to $5,000,000 and expired on June 30, 2009.  The 2007 loss caused the Company to violate the financial covenant in the loan agreement which provides that the ratio of Senior Funded Debt to EBITDA may not exceed 2.75 to 1.00.  The Company believes it is in compliance with all other conditions of the loan agreement. Wachovia provided a waiver for this violation through the end of the third quarter of 2008. This agreement was extended to September 30, 2009 and then modified on that date. This modification extends the maturity date of the Loan Agreement to December 31, 2010, changes the interest rate to Prime Rate plus two percent, and limits the outstanding balance to the lesser of $4 million or seventy-five percent of the appraised value of six of the Company’s properties, which were previously unencumbered. The appraisals have been completed and the line will be reduced to $3,322,000 on or before April 15, 2010.  Should any of this real estate be sold, the net proceeds will pay down the line of credit and reduce the available line dollar for dollar. In addition, the Modification Agreement allows Decorator to establish an additional credit line with an asset-based lender using all of Decorator’s accounts receivable and inventory as collateral. By December 31, 2010, the Company plans to achieve one or more of the following:

1)	Sell the real estate pledged to Wachovia and reduce or pay-off the balance;
2)	Complete additional Sale/Leaseback transactions on real-estate;
3)	Find an alternative lender(s) to replace Wachovia as its real-estate lender; or
4)	Negotiate with Wachovia to extend the term of its line of credit.

At January 2, 2010, the balance owed Wachovia was $3,401,484 and $3,624,484 as of March 24, 2010.

The Company expects to complete a two-year lending agreement with Crestmark Bank in early April. The agreement will provide for a revolving line of credit of up to $2,000,000 and will be secured by the accounts receivable, inventory and other assets of the Company. Crestmark will advance up to 85% of the eligible accounts receivable. The interest rate will be prime plus 3% with a minimum rate of 6.75%. Other fees include a 1% commitment fee and a monthly maintenance charge of the greater of $2,500 or .4% of the prior month’s average loan balance. Under the agreement the Company must maintain a working capital ratio of not less than 1.20:1 and a tangible net worth of not less than $5,000,000 (for purposes of computing this ratio, the Company’s debt to Wachovia Bank will not be included).

The Company has received a purchase offer for its Douglas, GA property.  The transaction should close before May 10, 2010 and provide proceeds of approximately $200,000.  The sale will result in a small loss and the proceeds will be used to pay down the debt with Wachovia Bank.

The Company has received a Letter of Intent for a sale/leaseback transaction of its Haleyville, AL property.  The transaction should close in April 2010 and provide proceeds of more than $400,000.  The sale will result in a gain of approximately $325,000 and the proceeds will be used to pay down the debt with Wachovia Bank.  The lease will have a ten-year term and the rent for the first year will be $55,900.  The lease has an annual increase of two percent and the Company is responsible for all maintenance and the payment of property taxes.

Management believes that the borrowing availability from Crestmark and the tax refund of $1,215,000 will provide adequate working capital to fund operations during 2010.

In addition, three of the remaining facilities idled in 2008 are listed for sale.  If the Company were to realize the recently appraised values for all of these properties, the proceeds would be approximately $3,480,000.

Results of Operations:

The Company recorded a charge of $1,015,278 during the second quarter of fiscal 2008 for the impairment of the Company’s identifiable intangible asset.  This asset arose from the Company’s contract with Fleetwood Enterprises, signed in January 2004.  The impairment charge was in addition to the regular quarterly amortization that the Company had been recognizing since the inception of the contract.  Management’s analysis determined that the revenues and profit margins provided by the contract had fallen sharply and totally impaired the asset.

The Company closed five of its production facilities in 2008, one in 2009 and idled a seventh in 2010. A summary of the impairment and closing costs included in the results of operations for 2009 and 2008 are:

	2009	2008
Impairment of Goodwill and
Identifiable Intangible Asset	$546,783	$1,015,278
Regular amortization of the
Identifiable Intangible Asset	-	324,000
Impairment of assets related to
plant closings	365,500	354,799
Severance and other plant closing costs	164,859	334,924
Inventory obsolescence costs related
to plant closings	369,641	125,000

Total impairment, amortization, and
plant closing costs	$1,446,783	$2,154,001

The following table shows a comparison of the results of operations between fiscal 2009 and fiscal 2008:

	Fiscal	%	Fiscal	%	$ Increase	%
	2009	of Sales	2008	of Sales	(Decrease)	Change

Net Sales	$18,600,358	100%	$39,617,182	100%	$(21,016,824)	-53.0%
Cost of Products Sold	15,091,872	81.1%	33,109,093	83.6%	(18,017,221)	-54.4%
Gross Profit	3,508,486	18.9%	6,508,089	16.4%	(2,999,603)	-46.1%

Selling and Administrative Expenses	7,633,421	41.0%	10,989,419	27.7%	(3,355,998)	-30.5%
Operating Loss	(4,124,935)	-22.1%	(4,481,330)	-11.3%	356,395	-8.0%

Other Income (Expense)
Interest, Investment and
Other Income	25,364	0.1%	60,670	0.2%	(35,306)	-58.2%
Interest Expense	(151,989)	-0.8%	(142,797)	-0.4%	(9,192)	6.4%
Loss Before Income Taxes	(4,251,560)	-22.8%	(4,563,457)	-11.5%	311,897	-6.8%
Benefit from Income Taxes	(1,214,000)	-6.5%	(1,978,000)	-5.0%	764,000	-38.6%

Net Loss	$(3,037,560)	-16.3%	$(2,585,457)	-6.5%	$(452,103)	17.5%

Net sales for fiscal 2009 were $18,600,358 compared to $39,617,182 in the prior year. The net sales decrease was 53%. Sales to the recreational vehicle market declined by 72% due to the 30% decline in the number of units shipped by its customers and to the Company’s decision to discontinue the manufacture of sewn goods for the RV industry. Sales to the manufactured housing industry decreased by 41%, due to fewer units being produced by its customers. Sales to the hospitality/healthcare market decreased by 45%, due to the slowdown in that market which limited both new construction and refurbishing of hospitality properties.

Cost of goods sold as a percentage of sales decreased to 81.1% in 2009 compared to 83.6% in 2008. This decrease was due to the closing of six production facilities in 2008 and early 2009. Most of the closed facilities had a higher cost of goods sold percentage than the facilities which remain open. The decrease was also due to the Company’s discontinued production of sewn goods for the RV industry which had a higher cost of goods sold percentage. The customized nature of the Company’s products made to each of its customers’ unique specifications, does not enable a detailed discussion of the effects of changes in prices, costs, volumes, and product mix on the costs of goods sold percentage.  Management does monitor overall material cost, labor cost, and factory overheads for each of its manufacturing locations.  Management reviews significant variations or changing trends with general managers.  When necessary, appropriate actions are taken to address issues.

Selling and administrative expenses were $7,633,421 in 2009 compared to $10,989,419 in 2008. This was a decrease in expense of $3,355,998 but an increase as a percentage of sales from 27.7% in 2008 to 41.0% in 2009. The decreased expense was due to reduced headcount, salary reduction for executive and management personnel, reduced bad debts, reduced commissions, the elimination or reduction of benefits and a reduction in impairment and closing costs.

Interest expense increased by $9,192 and other income decreased by $35,306 in 2009 from 2008.

Net loss was $3,037,560 in 2009 compared to $2,585,457 in 2008. The increased loss was due to the reduction in sales from $39.6 million in 2008 to $18.6 million in 2009. The decline in sales more than offset the reduced expenses resulting from plant closings and extreme cost saving efforts achieved by all the Company’s employees.

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for each of the three fiscal years in the period ended January 2, 2010:

	2009	2008	2007
Net Loss	$(3,037,560)	$(2,585,457)	$(807,509)
Add:
Income Tax Benefit	(1,214,000)	(1,978,000)	(484,000)
Interest Expense	151,989	142,797	92,216
Depreciation and
Amortization	463,050	1,067,674	1,461,810
(Gain) Loss on Disposal	63,834	(353)	(13,944)
of Assets
Noncash Charge for
Asset Impairment	912,283	1,370,077	0

EBITDA	$(2,660,404)	$(1,983,262)	$248,573

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES.

The Company’s management has evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of January 2, 2010, as required by Exchange Act Rule 13a-15(b). Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that those disclosure controls and procedures were effective as of that date.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance that a misstatement of the financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 2, 2010.  The evaluation disclosed no changes in the Company’s internal control over financial reporting during the period ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 2, 2010.  Such information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 2, 2010.  Such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 2, 2010.  Such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 2, 2010.  Such information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after January 2, 2010.  Such information is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

Financial Statements and Schedules

(1)	Independent Auditors' Report

(2)	Balance Sheets – January 2, 2010 and January 3, 2009

(3)	Statements of Earnings for the three fiscal years for the period ended January 2, 2010

(4)	Statements of Stockholders' Equity for the three fiscal years for the period ended January 2, 2010

(5)	Statements of Cash Flows for the three fiscal years for the period ended January 2, 2010

(6)	Notes to the Financial Statements

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

10T.1
Amendment dated July 29, 2003 to Employment Agreement between the registrant and William Bassett, filed as Exhibit 10T.1 to Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference.*

10T.2
Amendment dated May 25, 2004 to Employment Agreement between the registrant and William Bassett, filed as Exhibit 10T.2 to Form 10-Q for the quarter ended July 3, 2004 and incorporated herein by reference.*

10T.3
Amendment dated December 29, 2008 to Employment Agreement between the registrant and William Bassett, filed as Exhibit 10T.3 to Form 10-K for the fiscal year ended January 3, 2009 and incorporated herein by reference.*

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

10AA.3	Modification Agreement dated September 30, 2009 and filed herewith.

10BB	2006 Incentive Stock Option Plan, filed as Exhibit 10BB to Form 10-Q for the quarter ended July 1, 2006 and incorporated herein by reference.*

10CC
Lease dated May 1, 2009 between registrant, as lessee, and Sperber Investments I, L.L.C. covering property at 1400 Ash Street, Abbotsford, Wisconsin, filed as Exhibit 10CC to Form 10-Q for the quarter ended April 4, 2009 and incorporated herein by reference.

10DD	Lease dated May 7, 2009 between registrant, as lessee, and Viking Properties, L.L.C. covering property located at 4300 Viking Drive, Bossier City, Louisiana, filed as Exhibit 10DD to Form 10-Q for the quarter ended April 4, 2009 and incorporated herein by reference.

11S	Computation of diluted earnings per share, filed herewith.

14	Code of Conduct and Ethics, filed as Exhibit 14 to Form 10-Q for the fiscal quarter ended September 29, 2007 and incorporated herein by reference.

23F	Consent of Independent Auditors, filed herewith.

31.1	Certification of Principal Executive Officer, filed herewith.

31.2	Certification of Principal Financial Officer, filed herewith.

32	Certificate required by 18 U.S.C. §1350, filed herewith.
_________________________________________
*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECORATOR INDUSTRIES, INC. (Registrant)

	By:	/s/ Michael K. Solomon
Michael K. Solomon
Vice President
Dated: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Signature	Date
William A. Johnson	President, Chief Executive Officer and Director	/s/ William A. Johnson	March 31, 2010
William A. Johnson
Michael K. Solomon	Vice President, Treasurer, Secretary, Principal Financial and Accounting Officer	/s/ Michael K. Solomon	March 31, 2010
Michael K. Solomon

William A. Bassett	Chairman and Director	/s/ William A. Bassett	March 31, 2010
William A. Bassett
Joseph N. Ellis	Director	/s/ Joseph N. Ellis	March 31, 2010
Joseph N. Ellis
Ellen Downey	Director	/s/ Ellen Downey	March 31, 2010
Ellen Downey
Thomas Dusthimer	Director	/s/ Thomas Dusthimer	March 31, 2010
Thomas Dusthimer
William Dixon	Director	/s/ William Dixon	March 31, 2010
William Dixon
Terrence Murphy	Director	/s/ Terrence Murphy	March 31, 2010
Terrence Murphy

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
  and Stockholders of
Decorator Industries, Inc.

We have audited the accompanying balance sheets of Decorator Industries, Inc. (a Pennsylvania corporation) as of January 2, 2010 and January 3, 2009 and the related statements of earnings, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 2, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decorator Industries, Inc. as of January 2, 2010 and January 3, 2009, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America.

LOUIS PLUNG & COMPANY, LLP
Certified Public Accountants

Pittsburgh, Pennsylvania
March 31, 2010

DECORATOR INDUSTRIES, INC
BALANCE SHEETS

ASSETS	January 2,	January 3,
	2010	2009

Current Assets:
Cash and Cash Equivalents	$156,171	$16,499
Accounts Receivable, less allowance for
doubtful accounts ($269,080 and $446.421)	1,164,669	2,214,256
Inventories	2,107,151	3,783,581
Income Taxes Receivable	1,215,000	----
Other Current Assets	366,047	524,879
Total Current Assets	5,009,038	6,539,215

Property and Equipment
Land, Buildings & Improvements	2,872,421	4,805,667
Machinery, Equipment, Furniture & Fixtures and Software	7,270,508	7,750,046
Total Property and Equipment	10,142,929	12,555,713
Less: Accumulated Depreciation and Amortization	7,075,614	7,355,020
Active Assets, Net	3,067,315	5,200,693
Property Held for Sale, Net	3,357,565	3,369,374
Net Property and Equipment	6,424,880	8,570,067

Goodwill, less accumulated Amortization of $1,348,569	3,305,008	3,799,300
Deferred Income Taxes	1,053,000	876,000
Other Assets	378,741	362,227

Total Assets	$16,170,667	$20,146,809

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$553,086	$830,153
Current Maturities of Long-term Debt	3,526,484	2,684,000
Checks Issued but Not Yet Presented	135,518	321,703
Accrued Expenses:
Compensation	175,311	420,583
Other	811,234	1,875,677
Total Current Liabilities	5,201,633	6,132,116

Long-Term Debt	490,000	615,000
Total Liabilities	5,691,633	6,747,116

Stockholders' Equity
Common Stock $.20 par value: Authorized shares, 10,000,000;
Issued shares, 4,808,729 and 4,658,729	961,746	931,746
Paid-in Capital	2,098,287	2,011,386
Retained Earnings	15,731,924	18,769,484
	18,791,957	21,712,616
Less: Treasury stock, at cost: 1,713,844 shares	8,312,923	8,312,923
Total Stockholders' Equity	10,479,034	13,399,693
Total Liabilities and Stockholders' Equity	$16,170,667	$20,146,809

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC
STATEMENTS OF EARNINGS

	For the Fiscal Year
	2009	2008	2007

Net Sales	$18,600,358	$39,617,182	$46,080,584
Cost of Products Sold	15,091,872	33,109,093	38,798,908
Gross Profit	3,508,486	6,508,089	7,281,676

Selling and Administrative Expenses	7,633,421	10,989,419	8,575,289
Operating Loss	(4,124,935)	(4,481,330)	(1,293,613)

Other Income/(Expense)
Interest, Investment and
Other Income	25,364	60,670	94,320
Interest Expense	(151,989)	(142,797)	(92,216)
Loss Before Income Taxes	(4,251,560)	(4,563,457)	(1,291,509)
Benefit from Income Taxes	(1,214,000)	(1,978,000)	(484,000)

Net Loss	$(3,037,560)	$(2,585,457)	$(807,509)

EARNINGS PER SHARE
Basic	$(1.01)	$(0.88)	$(0.27)

Diluted	$(1.01)	$(0.88)	$(0.27)

Weighted Average Number of Shares Outstanding
Basic	3,004,467	2,934,530	3,005,988
Diluted	3,006,472	2,934,530	3,005,988

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC
STATEMENTS OF STOCKHOLDERS' EQUITY

	COMMON	PAID-IN	RETAINED	TREASURY
	STOCK	CAPITAL	EARNINGS	STOCK	TOTAL
Balance at
December 30, 2006	$925,611	$1,797,810	$22,698,567	$(7,993,446)	$17,428,542
Transactions for 2007
Net Loss			(807,509)		(807,509)
Issuance of stock for
Directors compensation		24,475		66,525	91,000
Issuance of stock purchased
by Directors Trust	1,664	32,789			34,453
Stock-Based Compensation		25,787			25,787
Dividends paid			(360,622)		(360,622)

Balance at
December 29, 2007	$927,275	$1,880,861	$21,530,436	$(7,926,921)	$16,411,651
Transactions for 2008
Net Loss			(2,585,457)		(2,585,457)
Issuance of stock for
Directors compensation	4,471	90,529			95,000
Purchase of Common
Stock for treasury				(386,002)	(386,002)
Stock-Based Compensation		39,996			39,996
Dividends paid			(175,495)		(175,495)

Balance at
January 3, 2009	$931,746	$2,011,386	$18,769,484	$(8,312,923)	$13,399,693
Transactions for 2009
Net Loss			(3,037,560)		(3,037,560)
Issuance of stock for
Directors compensation	30,000	58,500			88,500
Stock-Based Compensation		28,401			28,401
Dividends paid					0

Balance at
January 2, 2010	$961,746	$2,098,287	$15,731,924	$(8,312,923)	$10,479,034

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC
STATEMENTS OF CASH FLOWS

	For the Fiscal Year
	2009	2008	2007

Cash Flows From Operating Activities:
Net Loss	$(3,037,560)	$(2,585,457)	$(807,509)
Adjustments to Reconcile Net Loss to Net Cash
(Used in)/Provided by Operating Activities
Depreciation and Amortization	463,050	1,067,674	1,461,810
Provision for Losses on Accounts Receivable	97,651	461,999	152,903
Deferred Taxes	1,000	(1,978,000)	55,000
Stock-Based Compensation	28,401	39,996	25,787
Gain on Disposal of Assets	63,834	(353)	(13,944)
Noncash charges for asset impairment	912,283	1,370,077	-
Increase (Decrease) from Changes in:
Accounts Receivable	951,936	746,857	149,192
Inventories	1,676,430	1,398,064	850,288
Income Taxes Receivable	(1,215,000)	-	-
Prepaid Expenses	(59,422)	579,492	87,774
Other Assets	(127,680)	(63,013)	(316,096)
Accounts Payable	(277,067)	(1,485,683)	415,365
Accrued Expenses	(1,137,330)	(225,394)	22,266
Net Cash (Used in)/Provided by Operating Activities	(1,659,474)	(673,741)	2,082,836

Cash Flows From Investing Activities:
Net Cash Paid for Acquisitions	(173,734)	(25,082)	(1,300,372)
Capital Expenditures	(109,144)	(212,316)	(275,382)
Proceeds from Property Dispositions	1,462,225	6,147	20,497
Net Cash Provided by/(Used in) Investing Activities	1,179,347	(231,251)	(1,555,257)

Cash Flows From Financing Activities:
Long-term Debt Payments	(120,000)	(599,444)	(206,815)
Dividend Payments	-	(175,495)	(360,622)
Change in Checks Issued but Not Yet Presented	(186,185)	79,888	(346,430)
Net Borrowings under Line-of-Credit Agreements	837,484	1,890,000	267,000
Issuance of Stock for Directors' Trust	88,500	95,000	91,000
Proceeds from Directors' Trust Stock Purchase	-	-	34,453
Purchase of Common Stock for Treasury	-	(386,002)	-
Net Cash Provided by/(Used in) Financing Activities	619,799	903,947	(521,414)

Net (Decrease)/Increase in Cash and Cash Equivalents	139,672	(1,045)	6,165
Cash and Cash Equivalents at Beginning of Year	16,499	17,544	11,379

Cash and Cash Equivalents at End of Period	$156,171	$16,499	$17,544

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$152,728	$131,569	$79,717
Income Taxes	$-	$7,353	$50,061

Increase in Acquisition Cost/Goodwill	$52,491	$169,357	$1,300,372
Working Capital, other than Cash	121,243	(144,275)	-

Net Cash Paid for Acquisition/Goodwill	$173,734	$25,082	$1,300,372

The accompanying notes are an integral part of the financial statements.

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company designs, manufactures and sells a broad range of interior furnishings, principally draperies, curtains, shades, blinds, bedspreads, valance boards, comforters, pillows, cushions, and cubicle curtains.  These products are sold to original equipment manufacturers of recreational vehicles and manufactured housing and to the hospitality (motels/hotels) and health-care markets either through distributors or directly to the customers.

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

Fiscal Year

The Company’s fiscal year is a 52-53 week period ending the Saturday nearest to December 31, which results in approximately every sixth year containing 53 weeks. Fiscal year 2009 was a 52-week period ended January 2, 2010, Fiscal year 2008 was a 53-week period ended January 3, 2009, and Fiscal year 2007 was a 52-week period ended December 29, 2007.

Revenue Recognition

The Company recognizes revenue when the sale is made, which is upon shipment of the goods to the Company’s customers.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $269,080 and $446,421 at January 2, 2010 and January 3, 2009.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Depreciation

Buildings and equipment are stated at cost, and depreciated on straight-line methods over estimated useful lives.  Leasehold improvements are capitalized and amortized over the assets’ estimated useful lives or remaining terms of leases, if shorter.  Expenditures for maintenance and repairs are charged to income as incurred.  Additions, improvements and major replacements are capitalized.  The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income.

For financial reporting purposes, equipment is depreciated over 3-10 years, buildings over 20-40 years and leasehold improvements over 5-10 years.

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets

The excess of investment costs over the fair value of net assets related to the acquisitions of Haleyville Manufacturing (1973), Liberia Manufacturing (1985) and Specialty Windows (1997) was being amortized over a period of 40 years.  No goodwill has been amortized since 2001 pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other” formerly Statement of Financial Accounting Standards (“SFAS”) No. 142).

Starting in 2002, the Company was required to evaluate the remaining goodwill for possible impairment.  The Company had $3,305,008 of goodwill at January 2, 2010. Goodwill was increased in 2009 by $29,458 from the Superior Drapery acquisition and $23,032 from the Doris Lee Draperies acquisition.   The Company tests its goodwill annually for impairment, or more frequently if events or changes in circumstances indicate possible impairment.   Management evaluated the goodwill as of January 2, 2010 and determined that the goodwill it had recorded for the Superior Drapery acquisition in June 2007 had become totally impaired. Superior’s goodwill of $546,783 was written off in the fourth quarter of 2009. The Company will continue to operate the Superior business which should realize an increase in revenue when the hospitality market returns to more normal operating levels.

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

Impairment of Long Lived Assets

The Company reviews long-lived assets held and used, excluding intangible assets (see “Goodwill and Other Intangible Assets”), for impairment when circumstances indicate that the carrying amount of assets may not be recoverable. In accordance with ASC Topic 360 “Property, Plant, and Equipment” (formerly SFAS No. 144), the Company assesses the recoverability of long-lived assets by determining whether the depreciation or amortization of an asset over its remaining life can be recovered based upon management’s best estimate of the undiscounted future operating cash flows (excluding interest charges) attributed to the long-lived asset and related liabilities. If the sum of such undiscounted cash flows is less than the carrying value of the asset, there is an indication of impairment. The amount of impairment, if any, represents the excess of the carrying value of the asset over fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related operating segment’s average cost of funds. Long-lived assets, including intangible assets, to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

All cash balances at January 2, 2010 and January 3, 2009 were in general deposit and/or checking accounts.

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes” (formerly SFAS No. 109), which requires an asset and liability approach for financial reporting purposes.  Deferred income taxes are provided for differences between the tax bases of assets and liabilities and the financial reporting amounts at the end of the period, and for net operating loss and tax credit carryforwards available to offset future taxable income.  Changes in enacted tax rates or laws result in adjustments to recorded deferred tax assets and liabilities in the periods in which the tax laws are enacted or tax rates are changed.

In addition, ASC 740 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, only if it is more likely than not of being sustained upon examination, based on the technical merits of the position.  As a result of the implementation, at the beginning of fiscal 2007, the Company recognized no material adjustments to the liability for unrecognized income tax benefits.

The Company’s policy regarding the classification of interest and penalties recognized in accordance with ASC 740 is to classify them as income tax expense in its financial statements, if applicable.

Freight Costs

Freight costs associated with acquiring inventories are charged to cost of goods sold when incurred.  Freight costs for delivering products to customers are included in revenues from sales at the time the goods are shipped.

Advertising Expenses

The Company incurs “advertising expenses” in the form of participation in industry trade shows and in the case of the hospitality industry in the preparation and printing of sample books.   Advertising expenses were $243,886 in fiscal 2009, $280,053 in fiscal 2008 and $226,342 in fiscal 2007. These expenses were incurred to enhance the Company’s visibility as a resource to the hospitality industry.   Advertising expenses are expensed as incurred.

Credit Risk

The Company sells to four distinct markets, original equipment manufacturers (“OEM’s”) of manufactured housing, OEM’s of recreational vehicles, and to the hospitality and health-care markets. To the extent that economic conditions might severely impact these markets, the Company could suffer an abnormal credit loss.

The Company sells primarily on thirty day terms.  The Company’s customers are spread over a wide geographic area.  As such the Company believes that it does not have an abnormal concentration of credit risk within any one geographic area.

At December 31, 2009 the Company terminated its relationship with CIT Group/Commercial Services, Inc. The Company had engaged CIT since 2004 to facilitate credit checking, credit approval and collection of its hospitality receivables. These functions will now be performed by the Company.

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results may differ from these estimates and assumptions.

Fair Value of Financial Instruments

Marketable securities are carried at fair value. Gains and losses of $3,941 and $(10,980) are included in income for the fiscal years ended January 2, 2010 and January 3, 2009, respectively.  All other financial instruments are carried at amounts believed to approximate fair value.

Earnings Per Share

Basic earnings per share is computed by dividing net income by weighted-average number of shares outstanding.  Diluted earnings per share includes the dilutive effect of stock options.  No dilution was recorded for fiscal 2009 and 2008 because the effect of the stock options on net loss was antidilutive.  See Note 10 "Earnings Per Share" for computation of EPS.

Stock Based Compensation

The Company follows the requirements of ASC Topic 718 “Compensation – Stock Compensation” (formerly SFAS No. 123(R)).  The Company began recording the expense of stock options in its financial statements effective January 1, 2006.  The Company assumes no tax benefit, as all of its stock options qualify as incentive stock options, and do not qualify for a tax deduction unless there is a disqualifying disposition.

For fiscal years 2005 and prior, the Company used the original provisions of SFAS No. 123 and followed the intrinsic value based method of accounting for its stock-based compensation. Accordingly, no compensation cost was recognized prior to December 31, 2005.
.
At January 2, 2010, the Company had options outstanding under two fixed stock option plans.  The Company expensed $28,401 and $39,996 in 2009 and 2008, respectively, under existing option grants.

The option grants for each year were calculated using the following assumptions:

Year of Grant	Valuation Method	Dividend Yield	Expected Volatility	Risk-free Interest rate	Expected Life
1998	Black-Scholes	2.6%	47.7%	5.6%	5.0 years
1999	Black-Scholes	2.5%	42.8%	5.8%	5.0 years
2002	Black-Scholes	2.3%	41.2%	3.6%	10.0 years
2004	Black-Scholes	1.5%	40.1%	2.8%	5.0 years
2005	Black-Scholes	1.3%	41.0%	4.1%	5.0 years
2007	Black-Scholes	2.9%	33.7%	3.6%	6.5 years
2009	Black-Scholes	0.0%	92.8%	2.4%	6.0 years

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (continued)

Awards granted in 1998, 1999, 2002, and 2007 assumed compensation cost was recognized on a straight-line basis over the requisite service period for the entire award.  Awards granted in 2004 and 2005 assumed compensation cost was recognized on a straight line basis over the requisite service period for each seperately vesting portion of the award.  The 2004 and 2005 awards vested 20% at the end of each year for five years, and the recognition of compensation cost related to these awards considered them to be in-substance, multiple awards. Options granted in 2009 will be expensed by this method.

In accordance with the Securities and Exchange Commission’s “Staff Accounting Bulletin 110” (SAB 110) issued in December 2007, the Company estimated the useful life of its 2009 option grant at 6.0 years.  SAB 110 permits a simplified method for estimating the expected life of employee stock options when there is insufficient historical data to provide a reasonable estimate of expected option life.

Segment Information

The Company has one business segment, the interior furnishings business, and follows the requirements of ASC Topic 280 “Segment Reporting” (formerly SFAS No. 131).

Recent Accounting Developments

The following SFAS were issued by the FASB.  These statements will have no material effect on the Company’s financial statements.

SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - an amendment of FASB Statement No. 140”, issued June 2009.

SFAS No. 167, “Consolidation of Variable Interest Entities - an amendment of FASB Interpretation No. 46(R)”, issued June 2009.

In June 2009, the FASB issued guidance under ASC Topic 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168).  This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non governmental entities. The ASC supersedes all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC, accounting literature not included in the ASC, has become non authoritative.  Following SFAS 168, the FASB will no longer issue any standards in the form of Statements, Interpretations, Staff Positions, or Technical Bulletins.  Instead, the FASB will issue Accounting Standards Updates (“ASUs”), which will serve on to update the ASC, provide background information about the guidance, and provide the basis for conclusions on the change in the ASC.  The Company adopted ASC 105 effective for the current fiscal year. The adoption of this guidance did not have an impact on the financial statements, but will alter the references to accounting literature within the financial statements.

FASB has issued various ASUs in 2009.  Based on management’s review, it was determined that the ASUs will have no material effect on the Company’s financial statements.  As new ASUs are issued, management will evaluate their impact on the Company.  Any future impact will be included in the notes to the Company’s financial statements.

(2)           INVENTORIES

Inventories consisted of the following classifications:

	2009	2008
Raw materials & supplies	$1,653,893	$3,166,886
In process & finished goods	453,258	616,695
	$2,107,151	$3,783,581

(3)           LEASES

The Company leases certain buildings and equipment used in its operations.  Building leases generally provide that the Company bears the cost of maintenance and repairs and other operating expenses.  Rent expense was $295,812 in 2009, $374,738 in 2008, and $373,709 in 2007.

Commitments under these leases extend through May 2024 and are as follows:

2010	$373,354
2011	$284,239
2012	$206,169
2013	$169,906
2014	$173,305
Thereafter	$1,886,241

(4)           COMMITMENTS

The Company has commitments under employment, consulting and non-compete agreements entered into with three individuals.  The minimum commitments under these agreements are payable as follows:

2010	$446,754
2011	$420,834
2012	$358,834

The commitments are fixed as to cash compensation, but include the costs of fringe benefits guaranteed under the terms of the contracts.

(5)           SIGNIFICANT CUSTOMER

In 2009, CMH Manufacturing, Inc. (Clayton Homes, Southern Energy Homes and Cavalier Homes) accounted for 15.6% of the Company’s total sales. Sales to Fleetwood Enterprises accounted for 12.9% and 21.8% of Company sales in 2008 and 2007, respectively. On March 10, 2009, Fleetwood filed a Chapter 11 bankruptcy.  The accounts receivable due from Fleetwood at the time of the filing was $108,837 and was fully reserved for in the 2008 year-end allowance for doubtful accounts. In the second quarter of 2008, the Company’s management, recognizing its reduced level of business with Fleetwood, totally impaired the remainder of its identifiable intangible asset arising from the January 2004 supply agreement with Fleetwood.

 (6)           LONG TERM-DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2009	2008

Bond payable in quarterly installments through March 2014. The interest rate is variable and is 0.85% at January 2, 2010. This bond is secured by the Company’s Goshen, IN property.	$615,000	$735,000

Borrowings on revolving line of credit. The interest rate is variable and is 5.25% at January 2, 2010 with interest payable monthly. The loan was modified on September 30, 2009 with the maturity date extended to December 31, 2010. The line will be reduced to $3,322,000 by April 15, 2010 and will cease to be a revolving line on that date. The loan is secured by six properties which are held for sale (4) or used for production (2).	3,401,484	2,564,000

	4,016,484	3,299,000
Less amount due within one year	3,526,484	2,684,000
	$490,000	$615,000

                The principal payments on long-term debt for the five years subsequent to January 2, 2010 are as follows:

2010	$3,526,484
2011	140,000
2012	150,000
2013	100,000
2014	100,000

(6)           LONG TERM-DEBT AND CREDIT ARRANGEMENTS (continued)

In May 2006, the Company entered into a line-of-credit agreement with Wachovia Bank.  The agreement with Wachovia provided for a revolving line of credit of up to $5,000,000, and expired on June 30, 2009.  The 2007 loss caused the Company to violate the financial covenant in the loan agreement that the ratio of Senior Funded Debt to EBITDA may not exceed 2.75 to 1.00.  The Company believes it is in compliance with all other conditions of the loan agreement. Wachovia provided a waiver for this violation through the end of the third quarter of 2008. This agreement was extended to September 30, 2009 and then modified on that date. The Modification Agreement extends the maturity date of the Loan Agreement to December 31, 2010, changes the interest rate to Prime Rate plus two percent and limits the outstanding balance to the lesser of $4 million or seventy-five percent of the appraised value of six of the Company’s properties, which were previously unencumbered. The appraisals have been completed and the line will be reduced to $3,322,000 on or before April 15, 2010.  Should any of this real estate be sold, the net proceeds will pay down the line of credit and reduce the available line dollar for dollar. In addition, the Loan Modification allows Decorator to establish an additional credit line with an asset-based lender using all of Decorator’s accounts receivable and inventory as collateral. By December 31, 2010 the Company plans to achieve one or more of the following:

1)	Sell the real estate pledged to Wachovia and reduce or pay-off the balance.
2)	Complete additional Sale/Leaseback on real-estate.
3)	Find an alternative lender(s) to replace Wachovia as its real-estate lender.
4)	Negotiate with Wachovia to extend the term of its line of credit.

The balance owed Wachovia was $3,401,484 at January 2, 2010 and $3,624,484 at March 24, 2010.

The Company expects to complete a two-year lending agreement with Crestmark Bank in early April. The agreement will provide for a revolving  line of credit of up to $2,000,000 and will be secured by the accounts receivable, inventory and other assets of the Company.  Crestmark will advance up to 85% of the eligible accounts receivable. The interest rate will be prime plus 3% with a minimum rate of 6.75%. Other fees include a 1% commitment fee and a monthly maintenance charge of the greater of $2,500 or .4% of the prior month’s average loan balance. Under the Agreement the Company must maintain a working capital ratio of not less than 1.20:1 and a tangible net worth of not less than $5,000,000.

(7)	EMPLOYEE BENEFIT PLANS

On September 1, 1998 the Company began a 401(k) Retirement Savings Plan available to all eligible employees. To be eligible for the plan, the employee must be at least 21 years of age and have completed 90 days of employment. Eligible employees may contribute up to 75% of their earnings with a maximum of $16,500 for 2009 ($22,000 for employees over 50 years of age) based on the Internal Revenue Service annual contribution limit. The Company matched 25% of the first 6% of the employee's contributions up to 1.5% of each employee's earnings.  Effective January 1, 2008, the Company began matching employee contributions at 100% of the first 3% of the employee’s contributions, and 50% of the next 2% of the employee’s contributions, up to a maximum contribution of 4% of each employee’s earnings. Contributions are invested at the direction of the employee in one or more funds. Company contributions prior to January 1, 2008 began to vest after two years, with 100% vesting after five years. Company contributions after January 1, 2008 vest immediately.  Company contributions to the plan were $53,499 in 2009, $195,900 in 2008, and $60,068 in 2007.  As part of the Company’s 2009 cost reduction program, the Company’s matching contribution was suspended on April 30, 2009.

(8)           STOCK OPTIONS

Under the 1995 Incentive Stock Option Plan (the “1995 Plan”) the Company granted options to its key employees for up to 520,832 (as adjusted for stock splits) shares of Common Stock.  Under this plan, the exercise price of the option equals the fair market price of the Company’s stock on the date of the grant and an option’s maximum term is 10 years.  The Plan expired during fiscal 2005, and all options available under the 1995 Plan have been issued.  Options granted under the 1995 Plan continue to be valid until their respective expiration dates.  As of January 2, 2010, 128,950 options remain outstanding under the 1995 Plan.

Under the 2006 Incentive Stock Option Plan (the “2006 Plan”) the Company may issue up to 250,000 shares of Common Stock.  Under the 2006 Plan, the exercise price of the option equals the fair market price of the Company’s stock on the date of the grant and an option’s maximum term is 10 years.  A total of 105,000 and 115,000 options were granted in 2009 and 2007, respectively, under the 2006 plan.  As of January 2, 2010, 190,000 options remain outstanding under the 2006 Plan.

A summary of the status of the Company’s outstanding stock options as of January 2, 2010, January 3, 2009, and December 29, 2007, and changes during the fiscal years ending on those dates is presented below:

	2009		2008		2007
		Exercise		Exercise		Exercise
	Shares (1)	Price (2)	Shares (1)	Price (2)	Shares (1)	Price (2)

Outstanding at beginning of year	273,950	$5.70	318,950	$5.83	243,762	$6.74
Granted	105,000	0.81	-	-	115,000	4.14
Exercised	-	-	-	-	-	-
Forfeited/Cancelled	(60,000)	5.75	(45,000)	6.59	(39,812)	6.53

Outstanding at year-end	318,950	$4.09	273,950	$5.70	318,950	$5.83

Options exercisable at year-end	142,450		173,910		173,370
Weighted average fair value of
options granted during the year	$1.19		-		$1.19

The following information applies to fixed stock options outstanding at January 2, 2010:

Number outstanding (1)	318,950
Range of exercise prices	$0.81 to $9.30
Weighted-average exercise price	$4.09
Weighted-average remaining contractual life	6.73 years
 _____________________________________
(1)	As adjusted for the five-for-four stock split in July 1998.

(2)	Based on the weighted-average exercise price.

(9)           INCOME TAXES

A summary of income taxes is as follows:

	2009	2008	2007
Current:
Federal	$(1,215,000)	$-	$(470,000)
State	-	-	(69,000)
Deferred	1,000	(1,978,000)	55,000

Total	$(1,214,000)	$(1,978,000)	$(484,000)

For the 2009 tax year, the Company had net operating loss carryforwards, of approximately $4,952,000, for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2028 tax year. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2009	2008
Net Operating Loss Carryforward	$1,931,000	$1,754,000
Depreciation	(524,000)	(568,000)
Amortization	(627,000)	(547,000)
Inventories, due to additonal cost
recorded for income tax purposes	6,000	11,000
Accounts receivable, due to allowance
for doubtful accounts	105,000	174,000
Directors' Trust	272,000	237,000
Reserve for Plant Closings		97,000
Accrued liabilities, due to expenses not yet
deductible for income tax purposes	27,000	33,000

Net Deferred Asset	$1,190,000	$1,191,000

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

(9)	INCOME TAXES (Continued)

The net deferred income tax asset is presented in the balance sheets as follows:

	2009	2008
Current Asset	$137,000	$315,000
Long-term Asset	1,053,000	876,000

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2009	2008	2007
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	-	4.8	4.9
Other	(5.4)	4.5	(1.4)
Effective income tax rate	28.6%	43.3%	37.5%

The Company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily because there are certain expenses deductible for financial reporting purposes that are not deductible for tax purposes and net operating loss carryforwards.

 (10)        EARNINGS PER SHARE

In accordance with ASC Topic 260 “Earnings per Share” (formerly SFAS No. 128), the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

	2009	2008	2007
Numerator:
Net Loss	$(3,037,560)	$(2,585,457)	$(807,509)

Denominator
Weighted-average number of
Common Shares outstanding	3,004,467	2,934,530	3,005,988
Dilutive effect of stock
options on net income	2,005	0	0

	3,006,472	2,934,530	3,005,988

Diluted Loss per share	$(1.01)	$(0.88)	$(0.27)

No dilutive effects are shown for fiscal 2008 and 2007 since the effect of stock options on the net loss is antidilutive.

(11)          PROPERTY HELD FOR SALE

During fiscal 2008, the Company adopted a plan to sell four of its manufacturing facilities.  These properties were idled at various times during 2008.  The current appraised values of the properties exceed their book values; consequently, the Company did not record any impairment in its Statement of Earnings for this activity.  The carrying value of the properties are recorded in the January 2, 2010 and January 3, 2009 Balance Sheets as “Property Held for Sale” and are shown net of accumulated depreciation.  Depreciation on each building was stopped as of the date each property was idled.  The Company cannot anticipate when any of these sales might occur.

(12)          BUSINESS ACQUISITIONS

On January 23, 2004, the Company entered into an agreement, effective January 26, 2004, to purchase the land, building, machinery, equipment, inventory and other assets of Fleetwood Enterprises Inc.'s (“Fleetwood”) drapery operation in Douglas, Georgia for a purchase price of  $4 million in cash, plus an additional amount for inventory of $1,067,472.  Payment for the inventory was paid to Fleetwood on January 24, 2005 along with accrued interest at 4%.

In connection with the acquisition, the Company and Fleetwood entered into an agreement for the Company to be the exclusive supplier of Fleetwood’s drapery, bedspread, and other decor requirements for a period of six years

The acquired business was engaged in the manufacture of curtains, valances, bedspreads and other decor items. Fleetwood used the acquired business to supply most of its manufactured housing and some of its recreational vehicle requirements for these items. Sales to other customers were negligible.

The Company had assigned the excess costs of this acquisition over the value of the asset acquired to an identifiable intangible asset.  On March 10, 2009, Fleetwood filed a Chapter 11 bankruptcy.  In the second quarter of 2008, the Company’s management, recognizing its reduced level of business with Fleetwood, totally impaired the remainder of its identifiable intangible asset arising from the January 2004 supply agreement with Fleetwood.

Fleetwood was the Company’s largest customer in 2008 and 2007, representing 12.9% and 21.8% of total sales, respectively.  In 2009, Fleetwood and its successor companies provided less than 3% of the Company’s sales.

On June 1, 2007, the Company acquired certain assets of Superior Drapery (“Superior”).  The assets included inventory, accounts receivable and office furniture and equipment.  The total price paid at closings was $812,527 after adjustments.  Additional payments for the business were made thru 2009 based on the sales and profitability of the business. Superior is a supplier to the hospitality market, with much of its sales concentrated in the northeastern United States. In the fourth quarter of 2009 the Company recognized the total impairment of the Goodwill ($546,783) associated with this acquisition . The Company will continue to operate the Superior business which should realize an increase in revenue when the hospitality market returns to more normal operating levels.

On November 30, 2007, the Company acquired certain assets of Doris Lee Draperies (“Doris Lee”).  The assets included inventory, accounts receivable, machinery, and office furniture and equipment.  The total price paid at closing was $809,083 after adjustments.  Additional payments for the business may be made over the next five years depending on the sales of the business.  The additional payments will be no more than $1,000,000.  Additional payments of $23,032 and $134,549 were due for fiscal 2009 and 2008, respectively.  Doris Lee was a supplier of window treatments and bed coverings to the manufactured housing industry.

(13)     SUBSEQUENT EVENTS

During the current fiscal year, the Company adopted ASC Topic 855, “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, it sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of ASC 855 had no impact on the Company’s financial statements.

In accordance with ASC 855, the Company evaluated subsequent events through March 31, 2010, the date these financial statements were available to be issued.  There were no material subsequent events that required recognition or additional disclosure in these financial statements.

INDEPENDENT AUDITORS' REPORT
ON FINANCIAL STATEMENT SCHEDULE

The Board of  Directors
and Stockholders of
Decorator Industries, Inc.

The audit referred to in our opinion dated March 31, 2010 on the financial statements as of January 2, 2010 and for each of the three fiscal years then ended includes the related supplemental financial schedule as listed in Item 15 (a), which, when considered in relation to the basic financial statements, presents fairly in all material respects the information shown therein.

LOUIS PLUNG & COMPANY, LLP
Certified Public Accountants

Pittsburgh, Pennsylvania
March 31, 2010

DECORATOR INDUSTRIES, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		Additions
		(1)	(2)
		Charged to	Charged to
	Balance at	Costs	Other			Balance at
	Beginning	And	Accounts	Deductions		End
Description	of Period	Expenses	Described	Described		of Period

DEDUCTED FROM ASSETS
TO WHICH THEY APPLY:

ALLOWANCE FOR
DOUBTFUL ACCOUNTS

2009	$446,421	97,651	0	274,992	(A)	$269,080
2008	$136,745	461,999	0	152,323	(A)	$446,421
2007	$201,355	152,903	0	217,513	(A)	$136,745

(A) Write-off bad debts

ALLOWANCE FOR SALES
RETURNS

2009	$84,000	(79,000)	0	0		$5,000
2008	$90,000	(6,000)	0	0		$84,000
2007	$71,849	18,151	0	0		$90,000