Form 10-Q
period 2010-03-31
DECORATOR INDUSTRIES INC
filed 2010-05-17
CIK 27613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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
Yes  ☑           No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☑            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at May 17, 2010
Common Stock, Par Value $.20 Per Share	3,120,263 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DECORATOR INDUSTRIES, INC
BALANCE SHEETS

ASSETS	April 3, 2010	January 2, 2010
Current Assets:	(UNAUDITED)
Cash and Cash Equivalents	$311,667	$156,171
Accounts Receivable, less allowance for
doubtful accounts ($294,080 and $269,080)	1,541,535	1,164,669
Inventories	2,003,985	2,107,151
Income Taxes Receivable	855,847	1,215,000
Other Current Assets	389,380	366,047
Total Current Assets	5,102,414	5,009,038
Property and Equipment
Land, Buildings & Improvements	2,872,421	2,872,421
Machinery, Equipment, Furniture & Fixtures and Software	7,094,046	7,270,508
Total Property and Equipment	9,966,467	10,142,929
Less: Accumulated Depreciation and Amortization	7,001,242	7,075,614
Active Assets, Net	2,965,225	3,067,315
Property Held for Sale, Net	3,357,565	3,357,565
Net Property and Equipment	6,322,790	6,424,880
Goodwill, less accumulated Amortization of $1,348,569	3,307,008	3,305,008
Deferred Income taxes	1,261,000	1,053,000
Other Assets	352,612	378,741
Total Assets	$16,345,824	$16,170,667
LIABILITIES & STOCKHOLDERS' EQUITY
Cu rren t Liabilities:
Accounts Payable	$707,930	$553,086
Current Maturities of Long-term Debt	3,556,484	3,526,484
Checks Issued But Not Yet Presented	222,200	135,518
Accrued Expenses:
Compensation	275,816	175,311
Other	955,291	811,234
Total Current Liabilities	5,717,721	5,201,633
Long-Term Debt	455,000	490,000
Total Liabilities	6,172,721	5,691,633
Stockholders' Equity
Common Stock $.20 par value: Authorized shares, 10,000,000;
Issued shares, 4,834,107 and 4,808,729	966,821	961,746
Paid-in Capital	2,130,802	2,098,287
Retained Earnings	15,388,403	15,731,924
	18,486,026	18,791,957
Less: Treasury stock, at cost: 1,713,844 shares	8,312,923	8,312,923
Total Stockholders' Equity	10,173,103	10,479,034
Total Liabilities and Stockholders' Equity	$16,345,824	$16,170,667

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC
STATEMENTS OF EARNINGS
(UNAUDITED)

	For the Thirteen Weeks Ended
	April 3, 2010		April 4, 2009
Net Sales	$4,020,627	100.0%	$5,105,638	100.0%
Cost of Products Sold	3,248,495	80.8%	4,386,843	85.9%
Gross Profit	772,132	19.2%	718,795	14.1%

Selling and Administrative Expenses	1,279,169	31.8%	2,488,990	48.8%
Operating Loss	(507,037)	-12.6%	(1,770,195)	-34.7%

Other Income (Expense)
Interest, Investment, and Other Income	9,248	0.2%	3,631	0.1%
Interest Expense	(53,732)	-1.3%	(36,365)	-0.7%
Loss Before Income Taxes	(551,521)	-13.7%	(1,802,929)	-35.3%
Provision for Income Taxes	(208,000)	-5.2%	(512,000)	-10.0%

Net Loss	$(343,521)	-8.5%	$(1,290,929)	-25.3%

EARNINGS PER SHARE
Basic	$(0.11)		$(0.44)
Diluted	$(0.11)		$(0.44)

Weighted Average Number of Shares Outstanding
Basic	3,100,184		2,953,560
Diluted	3,100,184		2,953,560

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC
 STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Thirteen Weeks Ended
	April 3, 2010	April 4, 2009
Cash Flows From Operating Activities:
Net Loss	$(343,521)	$(1,290,929)
Adjustments to Reconcile Net Loss to Net Cash
Provided by / (Used in) Operating Activities
Depreciation and Amortization	82,593	146,963
Provision for Losses on Accounts Receivable	25,000	17,651
Deferred Taxes	(208,000)	(512,000)
Stock-Based Compensation	9,421	8,239
Loss / (Gain) on Disposal of Assets	14,816	(7,017)
Noncash charges for asset impairment	-	335,500
Increase/(Decrease) from Changes in:
Accounts Receivable	(401,866)	58,502
Inventories	103,166	872,672
Income Taxes Receivable	359,153	-
Prepaid Expenses	(23,333)	(119,497)
Other Assets	26,129	(42,286)
Accounts Payable	154,844	165,032
Accrued Expenses	265,594	(588,689)
Net Cash Provided by / (Used in) Operating Activities	63,996	(955,859)
Cash Flows From Investing Activities:
Capital Expenditures	(2,969)	(11,232)
Net Cash Paid for Acquisitions	(23,032)	-
Proceeds from Property Dispositions	7,650	10,350
Net Cash Used in Investing Activities	(18,351)	(882)
Cash Flows From Financing Activities:
Long-term Debt Payments	(30,000)	(30,000)
Change in Checks Issued but Not Yet Presented	86,681	58,362
Net Borrowings under Line-of-Credit Agreement	25,000	935,000
Issuance of Stock for Directors' Trust	20,250	20,250
Proceeds from Directors' Trust Stock Purchase	7,920	-
Net Cash Provided by Financing Activities	109,851	983,612
Net Increase in Cash and Cash Equivalents	155,496	26,871
Cash and Cash Equivalents at Beginning of Year	156,171	16,499
Cash and Cash Equivalents at End of Period	$311,667	$43,370
Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$53,165	$33,582
Income Taxes	$-	$-
Increase in Acquisition Cost/Goodwill	$2,000	$3,000
Working Capital, other than Cash	21,032	(3,000)
Net Cash Paid for Acquisition/Goodwill	$23,032	$-

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED APRIL 3, 2010 AND APRIL 4, 2009
(UNAUDITED)

NOTE 1.
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of April 3, 2010, the changes therein for the thirteen week period then ended and the results of operations for the thirteen week periods ended April 3, 2010 and April 4, 2009.

NOTE 2.
The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s annual report on Form 10-K for the year ended January 2, 2010. The results of operations for the thirteen week periods ended April 3, 2010 and April 4, 2009 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORIES

Inventories at April 3, 2010 and January 2, 2010 consisted of the following:
	April 3, 2010	January 2, 2010
Raw Material and Supplies	$1,371,914	$1,653,893
In Process and Finished Goods	632,071	453,258
Total Inventory	$2,003,985	$2,107,151

NOTE 4.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding.  Diluted earnings per share includes the dilutive effect of stock options.  No dilution is shown for the thirteen week periods ended April 3, 2010 and April 4, 2009, since the effect of the stock options on the net loss is antidilutive.  In accordance with ASC Topic 260 “Earnings per Share” (formerly SFAS No. 128), the following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the Thirteen Weeks Ended
	April 3, 2010	April 4, 2009
Numerator:
Net loss	$(343,521)	$(1,290,929)
Denominator:
Weighted-average number ofcommon shares outstanding	3,100,184	2,953,560
Dilutive effect of
stock options on net income	0	0
	3,100,184	2,953,560
Diluted earnings per share:	$(0.11)	$(0.44)

NOTE 5.	SUBSEQUENT EVENT

On April 20, 2010 the Company entered into a loan agreement with Crestmark Bank (Crestmark). The agreement will provide up to $2,000,000 of borrowing availability to be repaid on a demand basis and will be secured by the Company’s accounts receivable and inventory and their products and proceeds. Crestmark will advance up to 85% of the eligible accounts receivable. The term of the agreement is two years.  The available funds will be used for working capital requirements of the Company. The Company does not expect to immediately borrow against this facility.  The interest rate on borrowed funds will be prime plus 3.50%, but will not be lower than 6.75%. Fees include a one percent commitment fee, payable monthly, and a maintenance fee equal to the greater of .4% of the average monthly loan balance or $2,500. The Company will also be responsible for other fees associated with the facility.  The Company must maintain a tangible net worth of not less than $5,000,000 and its working capital ratio, excluding its debt to Wachovia Bank, must not be less than 1.20:1.

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

FINANCIAL CONDITION

The Company’s financial ratios changed as illustrated below.

	April 3, 2010	January 2, 2010
Current Ratio	0.89:1	0.96:1
Quick Ratio	0.54:1	0.56:1
Funded Debt to Total Capital	28.3%	27.7%
Working Capital	$(615,307)	$(192,595)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

On April 20, 2010 the Company entered into a loan agreement with Crestmark Bank (Crestmark). The agreement will provide up to $2,000,000 of borrowing availability to be repaid on a demand basis and will be secured by the Company’s accounts receivable and inventory and their products and proceeds. Crestmark will advance up to 85% of the eligible accounts receivable. The term of the agreement is two years.  The available funds will be used for working capital requirements of the Company. The Company does not expect to immediately borrow against this facility.  The interest rate on borrowed funds will be prime plus 3.50%, but will not be lower than 6.75%. Fees include a one percent commitment fee, payable monthly, and a maintenance fee equal to the greater of .4% of the average monthly loan balance or $2,500. The Company will also be responsible for other fees associated with the facility.  The Company must maintain a tangible net worth of not less than $5,000,000 and its working capital ratio, excluding its debt to Wachovia Bank, must not be less than 1.20:1.

The loan balance with Wachovia was $3,426,483 at April 3, 2010. This balance was reduced to $3,322,000 on April 16, 2010 per the terms of its loan modification agreement. Wachovia will no longer provide working capital to the Company. This loan is collateralized by six of the Company’s properties and matures on December 31, 2010. Should any of this real estate be sold, the net proceeds will pay down the balance of the loan. By December 31, 2010, the Company plans to achieve one or more of the following:

1)	Sell the real estate pledged to Wachovia and reduce or pay-off the balance;
2)	Complete additional Sale/Leaseback transactions on real-estate;
3)	Find an alternative lender(s) to replace Wachovia as its real-estate lender;
4)	Negotiate with Wachovia to extend the terms of the loan.

The Company has entered into a contract for the sale of its Douglas, GA property.  The contract is to close by May 24, 2010 and will provide proceeds of approximately $210,000. The sale will result in a loss on sale of approximately $15,000. The proceeds will be used to reduce the loan balance with Wachovia.

The Company received $359,153 of its Income Tax Receivable in the First Quarter. The balance of this receivable has been collected in the Second Quarter. The cash from the tax refund in addition to the available loan balance from Crestmark will provide adequate working capital for operations for the balance of 2010.

 The Company has entered into a contract for the sale/leaseback of its Haleyville, AL property.  The contract is to close before the end of June 2010. The proceeds of the transaction will be approximately $410,000 and will result in a gain on sale of approximately $320,000. The proceeds will be used to reduce the loan balance with Wachovia. The lease will have a ten year term. The first year’s rent will be $55,900. The rent will increase by two percent per year and the Company is responsible for all maintenance and the payment of property taxes.

Capital expenditures in the first quarter 2010 were $2,969. Capital expenditures over the remainder of 2010 will be approximately $300,000, most of which will be for the capitalization of a software modification project.

Days Sales Outstanding (DSO) in accounts receivable were 34.1 days at April 3, 2010 compared to 30.6 days and 37.6 days at January 2, 2010 and April 4, 2009, respectively.  Net accounts receivable was $1,541,535 at April 3, 2010, compared to $1,164,669 and $2,138,103 at January 2, 2010 and April 4, 2009, respectively.   The decrease in accounts receivable compared to April 4, 2009 is due to the reduced sales volumes in the current year.  Inventories were $2,003,985 at April 3, 2010, as compared to $2,107,151 and $2,910,909 at January 2, 2010 and April 4, 2009, respectively.   The inventory declines compared to April 4, 2009 are due to lower sales volume.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the thirteen week periods ended April 3, 2010 and April 4, 2009:

(dollars in thousands)

	For the Thirteen Weeks Ended
	April 3, 2010		April 4, 2009
	Net	% of	Net	% of
	Sales	total	Sales	total
Recreational Vehicle	$1,283	32%	$853	17%
Manufactured Housing	1,074	27%	1,300	25%
Hospitality	1,664	41%	2,953	58%
Total Net Sales	4,021	100%	$5,106	100%

RESULTS OF OPERATIONS

Thirteen Week Period Ended April 3, 2010, (First Quarter 2010) compared to
Thirteen Week Period Ended April 4, 2009, (First Quarter 2009)

The following table shows a comparison of the results of operations between First Quarter 2010 and First Quarter 2009:

	First Quarter		%	First Quarter	%	$ Increase
	2010		of Sales	2009	of Sales	(Decrease)	% Change
Net Sales		$4,020,627	100%	$5,105,638	100%	$(1,085,011)	-21.3%
Cost of Products Sold		3,248,495	80.8%	4,386,843	85.9%	(1,138,348)	-25.9%
Gross Profit		772,132	19.2%	718,795	14.1%	53,337	7.4%
Selling and Administrative Expenses		1,279,169	31.8%	2,488,990	48.8%	(1,209,821)	48.6%
Operating Loss		(507,037)	-12.6%	(1,770,195)	-34.7%	1,263,158	-71.4%
Other Income (Expense)
Interest, Investment and
Other Income		9,248	0.2%	3,631	0.1%	5,617	154.7%
Interest Expense		(53,732)	-1.3%	(36,365)	-0.7%	(17,367)	47.8%
Loss Before Income Taxes		(551,521)	-13.7%	(1,802,929)	-35.3%	1,251,408	-69.4%
Provision for Income Taxes	--	(208,000)	-5.2%	(512,000)	-10.0%	304,000	-59.4%
Net Loss		(343,521)	-8.5%	$(1,290,929)	-25.3%	$947,408	-73.4%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Net sales for the First Quarter 2010 were $4,020,627 a decline of 21% from last year’s First Quarter sales of $5,105,638. Sales to the Recreational Vehicle market increased by 50% compared to last year. The recreational vehicle industry has reported an increase in shipments for the first quarter of 96%. Sales to the Manufactured Housing market decreased by 17% compared to last year. The manufactured housing industry has reported decreased industry shipments of 2% for the First Quarter 2010. Sales to the Hospitality market decreased by 44% compared to last year, because of the reduction in new hotel construction and refurbishments caused by the current slowdown in the hospitality industry.

Cost of products sold decreased from 85.9% in the First Quarter 2009 to 80.8% in the First Quarter 2010. Last year’s costs included inventory obsolescence resulting from bankruptcies filed by Fleetwood Enterprises and Monaco Coach Corp. The First Quarter 2010 also benefitted from closing of underperforming facilities in 2009 and the Company’s decision to discontinue the production of sewn goods for the RV industry.

Selling and administrative expenses were reduced from $2,488,990 in the First Quarter 2009 to $1,279,169 in 2010. Last year’s First Quarter included a charge of $750,000 for a facility closing. The remainder of the reduction resulted from reduced headcount, elimination of benefits, and salary reductions.

Interest expense increased to $53,732 in 2010 from $36,365 the year before. A higher interest rate resulting from the loan modification and higher average loan balances caused the increased expense.

The Net Loss was reduced from $1,290,929 in the first quarter 2009 to $343,521 in 2010. This improvement was achieved despite a reduction in sales volume by improving the gross profit percentage and reducing selling and administrative expenses.

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the first quarters of fiscal 2010 and 2009:

	For the Thirteen Weeks Ended
	April 3, 2010	April 4, 2009
Net Loss	$(343,521)	$(1,290,929)
Add:
Interest	53,732	36,365
Taxes	(208,000)	(512,000)
Depreciation & Amortization	82,593	146,963
Loss / (Gain) on Disposal	14,816	(7,017)
Noncash charge for
Asset Impairment	-	335,500
EBITDA	$(400,380)	$(1,291,118)

ITEM 4. CONTROLS AND PROCEDURES.

(a)  The Company’s principal executive officer and principal financial officer have reviewed the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 3, 2010 and have concluded that they were adequate and effective, based on the evaluation of such disclosure controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15.

(b)  During the last fiscal quarter, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.    EXHIBITS

Filed herewith:

10EE	-	Loan agreement and Promissory Note with Crestmark Bank
31.1	-	Certification of Principal Executive Officer
31.2	-	Certification of Principal Financial Officer
32	-	Certificate required by 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECORATOR INDUSTRIES, INC (Registrant)

Date: May 17, 2010	By:	/s/ William A. Johnson
William A. Johnson, Chief Executive Officer and President

Date: May 17, 2010	By:	/s/ Michael K. Solomon
Michael K. Solomon, Chief Financial Officer