Form 10-Q
period 2010-06-30
DECORATOR INDUSTRIES INC
filed 2010-08-17
CIK 27613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7753

DECORATOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1001433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10011 Pines Blvd., Suite #203-C, Pembroke Pines, Florida	33024
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (954) 436-8909

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
Non-accelerated filer   ☐                                                                      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at August 17, 2010
Common Stock, Par Value $.20 Per Share	3,137,155 shares

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DECORATOR INDUSTRIES, INC
BALANCE SHEETS

ASSETS	July 3, 2010	January 2, 2010
Current Assets:	(UNAUDITED)
Cash and Cash Equivalents	$937,240	$156,171
Accounts Receivable, less allowance for
doubtful accounts ($264,333 and $269,080)	1,478,494	1,164,669
Inventories	1,914,515	2,107,151
Income Taxes Receivable	-	1,215,000
Other Current Assets	438,387	366,047
Total Current Assets	4,768,636	5,009,038

Property and Equipment
Land, Buildings & Improvements	2,872,421	2,872,421
Machinery, Equipment, Furniture & Fixtures and Software	7,012,810	7,270,508
Total Property and Equipment	9,885,231	10,142,929
Less: Accumulated Depreciation and Amortization	7,008,020	7,075,614
Active Assets, Net	2,877,211	3,067,315
Property Held for Sale, Net	3,132,989	3,357,565
Net Property and Equipment	6,010,200	6,424,880

Goodwill, less accumulated Amortization of $1,348,569	3,317,008	3,305,008
Deferred Income taxes	1,321,000	1,053,000
Other Assets	365,460	378,741
Total Assets	$15,782,304	$16,170,667

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$835,231	$553,086
Current Maturities of Long-term Debt	3,248,640	3,526,484
Checks Issued But Not Yet Presented	-	135,518
Accrued Expenses:
Compensation	267,961	175,311
Other	915,637	811,234
Total Current Liabilities	5,267,469	5,201,633
Long-Term Debt	420,000	490,000
Total Liabilities	5,687,469	5,691,633

Stockholders' Equity
Common Stock $.20 par value: Authorized shares, 10,000,000;
Issued shares, 4,850,999 and 4,808,729	970,200	961,746
Paid-in Capital	2,152,912	2,098,287
Retained Earnings	15,284,646	15,731,924
	18,407,758	18,791,957
Less: Treasury stock, at cost: 1,713,844 shares	8,312,923	8,312,923
Total Stockholders' Equity	10,094,835	10,479,034
Total Liabilities and Stockholders' Equity	$15,782,304	$16,170,667

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC
STATEMENTS OF EARNINGS
(UNAUDITED)

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009

Net Sales	$4,699,027	100.0%	$5,677,395	100.0%	$8,719,654	100.0%	$10,783,033	100.0%
Cost of Products Sold	3,571,530	76.0%	4,446,441	78.3%	6,820,025	78.2%	8,833,284	81.9%
Gross Profit	1,127,497	24.0%	1,230,954	21.7%	1,899,629	21.8%	1,949,749	18.1%

Selling and Admin Expenses	1,252,297	26.6%	1,830,651	32.2%	2,531,466	29.0%	4,319,641	40.1%
Operating Loss	(124,800)	-2.6%	(599,697)	-10.5%	(631,837)	-7.2%	(2,369,892)	-22.0%

Other Income (Expense)
Interest, Investment and
Other Income	5,827	0.1%	8,303	0.1%	15,075	0.2%	11,934	0.1%
Interest Expense	(44,784)	-1.0%	(32,787)	-0.6%	(98,516)	-1.2%	(69,152)	-0.6%
Loss Before Income Taxes	(163,757)	-3.5%	(624,181)	-11.0%	(715,278)	-8.2%	(2,427,110)	-22.5%
Provision for Income Taxes	(60,000)	-1.3%	(258,000)	-4.6%	(268,000)	-3.1%	(770,000)	-7.1%

Net Loss	$(103,757)	-2.2%	$(366,181)	-6.4%	$(447,278)	-5.1%	$(1,657,110)	-15.4%

EARNINGS PER SHARE
Basic	$(0.03)		$(0.12)		$(0.14)		$(0.56)

Diluted	$(0.03)		$(0.12)		$(0.14)		$(0.56)

Weighted Average Number of Shares Outstanding
Basic	3,123,790		2,987,495		3,111,987		2,970,528
Diluted	3,123,790		2,987,495		3,111,987		2,970,528

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Twenty-Six Weeks Ended
	July 3, 2010	July 4, 2009

Cash Flows From Operating Activities:
Net Loss	$(447,278)	$(1,657,110)
Adjustments to Reconcile Net Loss to Net Cash
Provided by/(Used in) Operating Activities
Depreciation and Amortization	164,085	261,832
Provision for Losses on Accounts Receivable	50,000	47,651
Deferred Taxes	(268,000)	(770,000)
Stock-Based Compensation	16,160	15,280
Loss/(Gain) on Disposal of Assets	(19,186)	88,128
Noncash charges for asset impairment	-	365,500
Increase/(Decrease) from Changes in:
Accounts Receivable	(363,825)	(383,680)
Inventories	192,635	1,258,315
Income Taxes Receivable	1,215,000	-
Prepaid Expenses	(72,340)	(207,092)
Other Assets	13,281	(32,138)
Accounts Payable	282,145	29,728
Accrued Expenses	208,085	(853,274)
Net Cash Provided by/(Used in) Operating Activities	970,762	(1,836,860)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(23,032)	(8,672)
Capital Expenditures	(2,969)	(107,244)
Proceeds from Property Dispositions	272,750	1,451,225
Net Cash Provided by/(Used in) Investing Activities	246,749	1,335,309

Cash Flows From Financing Activities:
Long-term Debt Payments	(60,000)	(60,000)
Change in Checks Issued but Not Yet Presented	(135,518)	(68,333)
Net Borrowings/(Payments) under Line-of-Credit Agreement	(287,844)	855,000
Issuance of Stock for Directors Trust	39,000	42,500
Purchase of Common Stock for Treasury	7,920	-
Net Cash Provided by/(Used in) Financing Activities	(436,442)	769,167

Net Increase in Cash and Cash Equivalents	781,069	267,616
Cash and Cash Equivalents at Beginning of Year	156,171	16,499

Cash and Cash Equivalents at End of Period	$937,240	$284,115

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$97,186	$63,008
Income Taxes	$-	$-

Increase in Acquisition Cost/Goodwill	$12,000	$21,672
Working Capital, other than Cash	11,032	(13,000)
Net Cash Paid for Acquisition/Goodwill	$23,032	$8,672

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
TWENTY-SIX WEEKS ENDED JULY 3, 2010 AND JULY 4, 2009
(UNAUDITED)

NOTE 1.
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of July 3, 2010, the changes therein for the twenty-six week period then ended and the results of operations for the twenty-six week periods ended July 3, 2010 and July 4, 2009.

NOTE 2.
The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s annual report on Form 10-K for the year ended January 2, 2010. The results of operations for the twenty-six week periods ended July 3, 2010 and July 4, 2009 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORIES

Inventories at July 3, 2010 and January 2, 2010 consisted of the following:

	July 3, 2010	January 2, 2010
Raw Material and Supplies	$1,568,500	$1,653,893
In Process and Finished Goods	346,015	453,258
Total Inventory	$1,914,515	$2,107,151

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Numerator:
Net loss	$(103,757)	$(366,181)	$(447,278)	$(1,657,110)
Denominator:
Weighted-average number of
common shares outstanding	3,123,790	2,987,495	3,111,987	2,970,528

Dilutive effect of
stock options on net income	-	-	-	-
	3,123,790	2,987,495	3,111,987	2,970,528
Diluted earnings per share:	$(0.03)	$(0.12)	$(0.14)	$(0.56)

NOTE 5.
ASSET SALE

On May 28, 2010, the Company sold its Douglas, GA facility, which had been idle since October 2008.  The net proceeds from this sale were $208,360 and were used to pay down the line-of-credit with Wachovia Bank.  The Company recognized a loss on the building sale of $13,077 in the second quarter of 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

The Company’s financial ratios changed as illustrated below.

	July 3, 2010	January 2, 2010
Current Ratio	0.90:1	0.96:1
Quick Ratio	0.54:1	0.56:1
Funded Debt to Total Capital	26.7%	27.7%
Working Capital	$(498,833)	$(192,595)

On April 20, 2010 the Company entered into a loan agreement with Crestmark Bank (Crestmark). The agreement provides up to $2,000,000 of borrowing availability to be repaid on a demand basis and is secured by the Company’s accounts receivable and inventory and their products and proceeds. Crestmark will advance up to 85% of the eligible accounts receivable. The term of the agreement is two years.  The available funds will be used for working capital requirements of the Company. The interest rate on borrowed funds will be prime plus 3.50%, but will not be lower than 6.75%. Fees include a one percent commitment fee, payable monthly, and a maintenance fee equal to the greater of .4% of the average monthly loan balance or $2,500. The Company will also be responsible for other fees associated with the facility.  The Company must maintain a tangible net worth of not less than $5,000,000 and its working capital ratio, excluding its debt to Wachovia Bank, must not be less than 1.20:1.  At July 3, 2010 the tangible net worth was $5,973,980 and the current ratio, excluding the Wachovia debt, was 2.21:1.  The Company has not borrowed against this facility to date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The loan balance with Wachovia was $3,113,640 at July 3, 2010. Wachovia no longer provides working capital to the Company and this loan is collateralized by five of the Company’s properties and matures on December 31, 2010. Should any of this real estate be sold, the net proceeds will pay down the balance of the loan. By December 31, 2010, the Company plans to achieve one or more of the following:

1)	Sell the real estate pledged to Wachovia and reduce or pay-off the balance;
2)	Complete additional Sale/Leaseback transactions on real-estate;
3)	Find an alternative lender(s) to replace Wachovia as its real-estate lender;
4)	Negotiate with Wachovia to extend the terms of the loan.

The Company received the $855,847 balance of its Income Tax Receivable in the Second Quarter.  The cash from the tax refund in addition to the available loan balance from Crestmark will provide adequate working capital for operations for the balance of 2010.

The Company’s proposed sale/leaseback of its two Alabama properties did not materialize.  The Company continues to market its Alabama properties for sale/leaseback.

Days Sales Outstanding (DSO) in accounts receivable were 28.6 days at July 3, 2010 compared to 30.6 days and 40.0 days at January 2, 2010 and July 4, 2009, respectively.  Net accounts receivable was $1,478,494 at July 3, 2010, compared to $1,164,669 and $2,550,285 at January 2, 2010 and July 4, 2009, respectively.   The decrease in accounts receivable compared to July 4, 2009 is due to the reduced sales volumes in the current year.

Inventories were $1,914,515 at July 3, 2010, as compared to $2,107,151 and $2,525,266 at January 2, 2010 and July 4, 2009, respectively.   The inventory declines are due to lower sales volume.

Capital expenditures were $2,969 for the first six months of 2010, compared to $107,244 for the same period of the prior year.  Capital expenditures over the remainder of 2010 will be approximately $300,000, most of which will be for the capitalization of a software modification project.

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the periods indicated:

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
$(000)	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
	Net	% of	Net	% of	Net	% of	Net	% of
	Sales	total	Sales	total	Sales	total	Sales	total
Recreational Vehicle	$1,230	26%	$1,064	19%	$2,513	29%	$1,917	18%
Manufactured Housing	1,361	29%	1,369	24%	2,435	28%	2,669	25%
Hospitality	2,108	45%	3,244	57%	3,772	43%	6,197	57%

Total Net Sales	$4,699	100%	$5,677	100%	$8,720	100%	$10,783	100%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Thirteen Week Period Ended July 3, 2010, (Second Quarter 2010) compared to
Thirteen Week Period Ended July 4, 2009, (Second Quarter 2009)

The following table shows a comparison of the results of operations between Second Quarter 2010 and Second Quarter 2009:

	Second Quarter	%	Second Quarter	%	$ Increase
	2010	of Sales	2009	of Sales	(Decrease)	% Change

Net Sales	$4,699,027	100%	$5,677,395	100%	$(978,368)	-17.2%
Cost of Products Sold	3,571,530	76.0%	4,446,441	78.3%	(874,911)	-19.7%
Gross Profit	1,127,497	24.0%	1,230,954	21.7%	(103,457)	-8.4%

Selling and Admin Expenses	1,252,297	26.6%	1,830,651	32.2%	(578,354)	-31.6%
Operating Loss	(124,800)	-2.6%	(599,697)	-10.5%	474,897	-79.2%

Other Income/(Expense)
Interest, Investment and
Other Income	5,827	0.1%	8,303	0.1%	(2,476)	-29.8%
Interest Expense	(44,784)	-1.0%	(32,787)	-0.6%	(11,997)	36.6%
Loss Before Income Taxes	(163,757)	-3.5%	(624,181)	-11.0%	460,424	-73.8%
Provision for Income Taxes	(60,000)	-1.3%	(258,000)	-4.6%	198,000	-76.7%

Net Loss	$(103,757)	-2.2%	$(366,181)	-6.4%	$262,424	-71.7%

Net sales for the Second Quarter 2010 were $4,699,027, compared to $5,677,395 for the same period in the previous year, a 17.2% decrease.  Sales to the Company’s recreational vehicle customers increased 58.2% in Second Quarter 2010 when compared to the same period of the prior year.  The increase is net of the discontinued sewn products for the RV industry.  The recreational vehicle industry reported a 79.9% increase in shipments during the Second Quarter 2010 compared to the same period of the prior year.  Sales to the Company’s manufactured housing customers decreased 0.6% in Second Quarter 2010 when compared to the same period of the prior year.  The manufactured housing industry showed a 16.7% increase in shipments during the Second Quarter 2010 compared to the same period of the prior year. Sales to the Company’s hospitality customers decreased 35.0% in the Second Quarter 2010 when compared to the same period of the prior year.  The decline in hospitality sales is a result of lower levels of activity for both new construction and refurbishment of hospitality properties.

Cost of products sold decreased to 76.0% of net sales in the Second Quarter 2010 compared to 78.3% of net sales a year ago, due to improved labor efficiencies, reduced overhead, and was somewhat offset by higher material costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling and administrative expenses were $1,252,297 in the Second Quarter 2010 versus $1,830,651 in the Second Quarter 2009.  Included in 2009 was a facility closing cost of $150,000 and a loss on the sale of facilities of $97,714.  Without these charges, the selling and administrative expense would have been $1,582,937 in 2009.  The second quarter of 2010 benefitted by $75,720 from various one-time gains.  Without these gains, selling and administrative expense would have been $1,328,017.  The reduction in adjusted expense of $254,920 was due to reductions in staff and salary cuts.  The percentage of selling and administrative expenses to net sales decreased from 32.2% to 26.6%.

Net loss was $103,757 in the Second Quarter 2010 compared to net loss of $366,181 in the Second Quarter 2009.  The decrease in the loss was due to improved margin and the reduction in selling and administrative costs, somewhat offset by the 17% decrease in net sales.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Twenty-Six Week Period Ended July 3, 2010, (First Six Months 2010) compared to
Twenty-Six Week Period Ended July 4, 2009, (First Six Months 2009)

The following table shows a comparison of the results of operations between First Six Months 2010 and First Six Months 2009:

	First		First
	Six Months	%	Six Months	%	$ Increase
	2010	of Sales	2009	of Sales	(Decrease)	% Change

Net Sales	$8,719,654	100%	$10,783,033	100%	$(2,063,379)	-19.1%
Cost of Products Sold	6,820,025	78.2%	8,833,284	81.9%	(2,013,259)	-22.8%
Gross Profit	1,899,629	21.8%	1,949,749	18.1%	(50,120)	-2.6%

Selling and Admin Expenses	2,531,466	29.0%	4,319,641	40.1%	(1,788,175)	-41.4%
Operating Loss	(631,837)	-7.2%	(2,369,892)	-22.0%	1,738,055	-73.3%

Other Income/(Expense)
Interest, Investment and
Other Income	15,075	0.2%	11,934	0.1%	3,141	26.3%
Interest Expense	(98,516)	-1.2%	(69,152)	-0.6%	(29,364)	42.5%
Loss Before Income Taxes	(715,278)	-8.2%	(2,427,110)	-22.5%	1,711,832	-70.5%
Provision for Income Taxes	(268,000)	-3.1%	(770,000)	-7.1%	502,000	-65.2%

Net Loss	$(447,278)	-5.1%	$(1,657,110)	-15.4%	$1,209,832	-73.0%

Net sales for the First Six Months 2010 were $8,719,654, compared to $10,783,033 for the same period in the previous year, a 19.1% decrease.  Sales to the Company’s recreational vehicle customers increased 75.4% in the First Six Months 2010 when compared to the same period of the prior year.  This increase is net of the discontinued sewn products for the RV industry.  The recreational vehicle industry reported an 87.1% increase in shipments during the first half of 2010 compared to the same period of the prior year.  Sales to the Company’s manufactured housing customers decreased 8.8% in the First Six Months 2010 when compared to the same period of the prior year.  The manufactured housing industry showed an 8.2% increase in shipments during the First Six Months 2010 compared to the same period of the prior year.  Sales to the Company’s hospitality customers decreased 39.1% in the First Six Months 2010 when compared to the same period of the prior year.  The decline in hospitality sales is a result of lower levels of activity for both new construction and refurbishment of hospitality properties.

Cost of products sold decreased to 78.2% of net sales in the First Six Months 2010 compared to 81.9% of net sales a year ago, due to improved labor efficiencies, reduced overhead, and in the prior year, higher inventory obsolescence charges resulting from bankruptcies filed by Fleetwood Enterprises and Monaco Coach.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling and administrative expenses were $2,531,466 in the First Six Months 2010 versus $4,319,641 in the First Six Months 2009.  The expenses for the First Six Months 2009 included charges of $900,000 related to the write-off of impaired assets and the closing of underperforming facilities.  Excluding the write-offs, selling and administrative expenses were $888,175 less in 2010 than in 2009.  The decrease came from reductions in employees, compensation, benefits, commissions, and bad debt.  The percentage of selling and administrative expenses to net sales decreased from 40.1% for the First Six Months 2009 to 29.0% for the First Six Months 2010.

Net loss was $447,278 for the First Six Months of 2010, compared to a net loss of $1,657,110 for the First Six Months of 2009.  The reduction in the net loss was mostly attributable to the plant closing costs of $900,000 (pre-tax) recognized in 2009, but also to improved margins and reduced selling and administrative costs.  The improvement was achieved despite a 19% reduction in net sales.

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the thirteen and twenty-six week periods ended July 3, 2010 and July 4, 2009:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net Loss	$(103,757)	$(366,181)	$(447,278)	$(1,657,110)

Add:
Interest	44,784	32,787	98,516	69,152
Taxes	(60,000)	(258,000)	(268,000)	(770,000)
Depreciation & Amortization	81,492	114,869	164,085	261,832
Loss/(Gain) on Disposal of Assets	(34,002)	95,145	(19,186)	88,128
Noncash charge for Asset Impairment	-	30,000	-	365,500

EBITDA	$(71,483)	$(351,380)	$(471,863)	$(1,642,498)

ITEM 4.  CONTROLS AND PROCEDURES.
(a)  The Company’s principal executive officer and principal financial officer have reviewed the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 3, 2010 and have concluded that they were adequate and effective, based on the evaluation of such disclosure controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15.

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

DECORATOR INDUSTRIES, INC. (Registrant)

Date: August 17 , 2010	By:	/s/ William A. Johnson
William A. Johnson, President and Chief Executive Officer

Date: August 17, 2010	By:	/s/ Michael K. Solomon
Michael K. Solomon, Chief Financial Officer