Form 10-Q
period 2010-10-02
DECORATOR INDUSTRIES INC
filed 2010-12-10
CIK 27613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at November 16, 2010
Common Stock, Par Value $.20 Per Share	3,153,596 shares

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DECORATOR INDUSTRIES, INC.
BALANCE SHEET

ASSETS	October 2, 2010	January 2, 2010
	(UNAUDITED)
Current Assets:
Cash and Cash Equivalents	$746,092	$156,171
Accounts Receivable, less allowance for
doubtful accounts ($264,333 and $269,080)	1,059,174	1,164,669
Inventories	1,858,678	2,107,151
Income Taxes Receivable	-	1,215,000
Other Current Assets	395,468	366,047
Total Current Assets	4,059,412	5,009,038

Property and Equipment
Land, Buildings & Improvements	2,872,422	2,872,421
Machinery, Equipment, Furniture & Fixtures and Software	7,228,162	7,270,508
Total Property and Equipment	10,100,584	10,142,929
Less: Accumulated Depreciation and Amortization	7,017,783	7,075,614
Active Assets, Net	3,082,801	3,067,315
Property Held for Sale, Net	3,132,989	3,357,565
Net Property and Equipment	6,215,790	6,424,880

Goodwill, less accumulated Amortization of $1,348,569	3,317,008	3,305,008
Deferred Income taxes	1,516,000	1,053,000
Other Assets	65,930	378,741

Total Assets	$15,174,140	$16,170,667

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$629,303	$553,086
Current Maturities of Long-term Debt	3,253,640	3,526,484
Checks Issued But Not Yet Presented	-	135,518
Accrued Expenses:
Compensation	252,488	175,311
Other	853,849	811,234
Total Current Liabilities	4,989,280	5,201,633

Long-Term Debt	385,000	490,000
Total Liabilities	5,374,280	5,691,633

Stockholders' Equity
Common Stock $.20 par value: Authorized shares, 10,000,000;
Issued shares, 4,867,440 and 4,808,729	973,488	961,746
Paid-in Capital	2,175,661	2,098,287
Retained Earnings	14,963,634	15,731,924
	18,112,783	18,791,957
Less: Treasury stock, at cost: 1,713,844 shares	8,312,923	8,312,923
Total Stockholders' Equity	9,799,860	10,479,034
Total Liabilities and Stockholders' Equity	$15,174,140	$16,170,667

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
STATEMENTS OF EARNINGS
(UNAUDITED)

	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
Net Sales	$3,604,527	100.0%	$4,493,365	100.0%	$12,324,181	100.0%	$15,276,398	100.0%
Cost of Products Sold	2,846,851	79.0%	3,531,984	78.6%	9,666,876	78.4%	12,365,268	80.9%
Gross Profit	757,676	21.0%	961,381	21.4%	2,657,305	21.6%	2,911,130	19.1%

Selling and Administrative Expenses	1,234,561	34.2%	1,473,987	32.8%	3,766,027	30.6%	5,793,628	37.9%
Operating Loss	(476,885)	-13.2%	(512,606)	-11.4%	(1,108,722)	-9.0%	(2,882,498)	-18.8%

Other Income (Expense)
Interest, Investment and
Other Income	4,823	0.1%	7,702	0.2%	19,898	0.2%	19,636	0.1%
Interest Expense	(43,950)	-1.2%	(34,623)	-0.8%	(142,466)	-1.2%	(103,775)	-0.7%
Loss Before Income Taxes	(516,012)	-14.3%	(539,527)	-12.0%	(1,231,290)	-10.0%	(2,966,637)	-19.4%
Provision for Income Taxes	(195,000)	-5.4%	(71,000)	-1.6%	(463,000)	-3.8%	(841,000)	-5.5%

Net Loss	$(321,012)	-8.9%	$(468,527)	-10.4%	$(768,290)	-6.2%	$(2,125,637)	-13.9%

EARNINGS PER SHARE
Basic	$(0.10)		$(0.16)		$(0.25)		$(0.71)
Diluted	$(0.10)		$(0.16)		$(0.25)		$(0.71)

Weighted Average Number of Shares Outstanding
Basic	3,140,407		3,022,493		3,121,460		2,987,849
Diluted	3,140,407		3,022,493		3,121,460		2,987,849

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Thirty-Nine Weeks Ended
	October 2, 2010	October 3, 2009
Cash Flows From Operating Activities:
Net Loss	$(768,290)	$(2,125,637)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	248,549	363,921
Provision for Losses on Accounts Receivable	50,000	72,651
Deferred Taxes	(463,000)	(841,000)
Stock-Based Compensation	23,947	15,280
Loss/(Gain) on Disposal of Assets	(20,067)	77,976
Noncash charges for asset impairment	-	365,500
Increase/(Decrease) from Changes in:
Accounts Receivable	55,495	36,737
Inventories	248,473	1,747,588
Income Taxes Receivable	1,215,000	-
Prepaid Expenses	(29,421)	(204,211)
Other Assets	312,811	(73,545)
Accounts Payable	76,217	(196,680)
Accrued Expenses	130,823	(898,190)
Net Cash Provided by/(Used in) Operating Activities	1,080,537	(1,659,610)

Cash Flows From Investing Activities:
Net cash paid for acquisitions	(23,032)	(21,410)
Capital Expenditures	(299,641)	(109,144)
Proceeds from Property Dispositions	280,250	1,462,225
Net Cash Provided by/(Used in) Investing Activities	(42,423)	1,331,671

Cash Flows From Financing Activities:
Long-term Debt Payments	(90,000)	(90,000)
Change in Checks Issued but Not Yet Presented	(135,518)	17,941
Net Borrowings under Line-of-Credit Agreement	(287,844)	430,400
Issuance of Stock for Directors Trust	57,249	65,109
Proceeds from Directors' Trust Stock Purchase	7,920	-
Net Cash Provided by/(Used in) Financing Activities	(448,193)	423,450

Net Increase in Cash and Cash Equivalents	589,921	95,511
Cash and Cash Equivalents at Beginning of Year	156,171	16,499

Cash and Cash Equivalents at End of Period	$746,092	$112,010

Supplemental Disclosures of Cash Flow Information:
Cash Paid for:
Interest	$145,623	$100,991
Income Taxes	$-	$-

Increase in Acquisition Cost/Goodwill	$12,000	$42,410
Working Capital, other than Cash	11,032	(21,000)
Net Cash Paid for Acquisition/Goodwill	$23,032	$21,410

The accompanying notes are an integral part of the financial statements.

DECORATOR INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTY-NINE WEEKS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009
(UNAUDITED)

NOTE 1.
In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of October 2, 2010, the changes therein for the thirty-nine week period then ended and the results of operations for the thirty-nine week periods ended October 2, 2010 and October 3, 2009.

NOTE 2.
The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s annual report on Form 10-K for the year ended January 2, 2010.  The results of operations for the thirty-nine week periods ended October 2, 2010 and October 3, 2009 are not necessarily indicative of operating results for the full year.

NOTE 3.	INVENTORIES

Inventories at October 2, 2010 and January 2, 2010 consisted of the following:

	October 2, 2010	January 2, 2010
Raw Material and Supplies	$1,487,773	$1,653,893
In Process and Finished Goods	370,905	453,258
Total Inventory	$1,858,678	$2,107,151

NOTE 4.	EARNINGS PER SHARE

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Numerator:
Net loss	$(321,012)	$(468,527)	$(768,290)	$(2,125,637)
Denominator:
Weighted-average number of
common shares outstanding	3,140,407	3,022,493	3,121,460	2,987,849

Dilutive effect of
stock options on net income	0	0	0	0
	3,140,407	3,022,493	3,121,460	2,987,849

Diluted earnings per share:	$(0.10)	$(0.16)	$(0.25)	$(0.71)

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

FINANCIAL CONDITION

The Company’s financial ratios changed as illustrated below.

	October 2, 2010	January 2, 2010
Current Ratio	0.81:1	0.96:1
Quick Ratio	0.44:1	0.56:1
Funded Debt to Total Capital	27.1%	27.7%
Working Capital	$(929,868)	$(192,595)

On April 20, 2010 the Company entered into a loan agreement with Crestmark Bank (Crestmark).  The agreement provides up to $2,000,000 of borrowing availability to be repaid on a demand basis and is secured by the Company’s accounts receivable and inventory and their products and proceeds.  Crestmark will advance up to 85% of the eligible accounts receivable.  The term of the agreement is two years.  The available funds will be used for working capital requirements of the Company.  The interest rate on borrowed funds will be prime plus 3.50%, but will not be lower than 6.75%.  Fees include a one percent commitment fee, payable monthly, and a maintenance fee equal to the greater of .4% of the average monthly loan balance or $2,500.  The Company will also be responsible for other fees associated with the facility.  The Company must maintain a tangible net worth of not less than $5,000,000 and its working capital ratio, excluding its debt to Wachovia Bank, must not be less than 1.20:1.  At October 2, 2010 the tangible net worth was $6,021,454 and the current ratio, excluding the Wachovia debt, was 2.16:1.  The Company has not borrowed against this facility to date, but will utilize this facility for its working capital needs going forward.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The loan balance with Wells Fargo Bank (formerly Wachovia Bank) was $3,113,640 at October 2, 2010.  Wells Fargo no longer provides working capital to the Company.  This loan is collateralized by five of the Company’s properties, three of which are vacant and not being utilized by the Company, and matures on December 31, 2010.  The Company reached an agreement in principle with Wells Fargo on November 23, 2010 to modify the loan agreement.  This will be the second loan modification of the loan agreement. Wells Fargo and the Company will work together to sell the three vacant properties collateralizing the loan with the proceeds from these sales reducing the loan balance. The remaining loan balance, but not more than $400,000 (the New Loan Balance), will be extended to December 31, 2015.  The Company will have principal payments of $40,000 per year with a balloon payment of $200,000 due on December 31, 2015.  Interest on the loan will be at prime plus 1.00% and will accrue only on the New Loan Balance beginning January 1, 2011.  Principal and interest will be paid monthly.  As a result of this modification agreement the Company will recognize a reserve charge of $419,000 in the fourth quarter.  This charge represents the difference between the net book value of the “Properties held for sale” and the reduction in the loan balance that Wells Fargo has agreed to make in exchange for the three vacant properties if they are not sold by December 31, 2011 or if they are sold for less than $2,700,000.

Days Sales Outstanding (DSO) in accounts receivable were 26.0 days at October 2, 2010 compared to 30.6 days and 41.3 days at January 2, 2010 and October 3, 2009, respectively.  Net accounts receivable was $1,059,174 at October 2, 2010, compared to $1,164,669 and $2,104,868 at January 2, 2010 and October 3, 2009, respectively.  The decrease in accounts receivable compared to October 3, 2009 is due to the reduced sales volumes in the current year.

Inventories were $1,858,678 at October 2, 2010, as compared to $2,107,151 and $2,035,993 at January 2, 2010 and October 3, 2009, respectively.  The inventory declines are due to lower sales volume.

Capital expenditures were $299,641 for the first nine months of 2010, compared to $109,144 for the same period of the prior year.  Included in the 2010 capital expenditures is approximately $290,000 for the capitalization of a software modification project.  Capital expenditures over the remainder of the year will be nominal.

SALES BY MARKET

The following table represents net sales to each of the three different markets that the Company serves for the periods indicated:

(dollars in thousands)
	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
	Net	% of	Net	% of	Net	% of	Net	% of
	Sales	total	Sales	total	Sales	total	Sales	total
Recreational Vehicle	$1,091	30%	$1,025	23%	$3,604	29%	$2,942	19%
Manufactured Housing	1,094	30%	1,299	29%	3,529	29%	3,968	26%
Hospitality	1,420	40%	2,169	48%	5,191	42%	8,366	55%

Total Net Sales	$3,605	100%	$4,493	100%	$12,324	100%	$15,276	100%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Thirteen Week Period Ended October 2, 2010 (“Third Quarter 2010”) compared to
Thirteen Week Period Ended October 3, 2009 (“Third Quarter 2009”)

The following table shows a comparison of the results of operations between Third Quarter 2010 and Third Quarter 2009:

	Third Quarter	%	Third Quarter	%	$ Increase
	2010	of Sales	2009	of Sales	(Decrease)	% Change
Net Sales	$3,604,527	100%	$4,493,365	100%	$(888,838)	-19.8%
Cost of Products Sold	2,846,851	79.0%	3,531,984	78.6%	(685,133)	-19.4%
Gross Profit	757,676	21.0%	961,381	21.4%	(203,705)	-21.2%

Selling and Administrative Expenses	1,234,561	34.2%	1,473,987	32.8%	(239,426)	-16.2%
Operating Loss	(476,885)	-13.2%	(512,606)	-11.4%	35,721	-7.0%

Other Income/(Expense)
Interest, Investment and
Other Income	4,823	0.1%	7,702	0.2%	(2,879)	-37.4%
Interest Expense	(43,950)	-1.2%	(34,623)	-0.8%	(9,327)	26.9%
Loss Before Income Taxes	(516,012)	-14.3%	(539,527)	-12.0%	23,515	-4.4%
Provision for Income Taxes	(195,000)	-5.4%	(71,000)	-1.6%	(124,000)	174.6%

Net Loss	$(321,012)	-8.9%	$(468,527)	-10.4%	$147,515	-31.5%

Net sales for the Third Quarter 2010 were $3,604,527, compared to $4,493,365 for the same period in the previous year, a 19.8% decrease.  Sales to the Company’s recreational vehicle customers increased 15.5% in Third Quarter 2010 when compared to the same period of the prior year.  This increase is net of the discontinued sewn products for the RV industry.  The recreational vehicle industry reported a 19.1% increase in shipments during the Third Quarter 2010 compared to the same period of the prior year.  Sales to the Company’s manufactured housing customers decreased 15.8% in Third Quarter 2010 when compared to the same period of the prior year.  The manufactured housing industry showed a 1.0% increase in shipments during the Third Quarter 2010 compared to the same period of the prior year.  The decline in our manufactured housing sales is the result of our customers using less of our product in each unit and using lower priced products. Sales to the Company’s hospitality customers decreased 34.5% in the Third Quarter 2010 when compared to the same period of the prior year.  The decline in hospitality sales is a result of lower levels of activity for both new construction and refurbishment of hospitality properties.

Cost of products sold increased to 79.0% of net sales in the Third Quarter 2010 compared to 78.6% of net sales a year ago, due to allocating the fixed cost component over a lower sales volume.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling and administrative expenses were $1,234,561 in the Third Quarter 2010 versus $1,473,987 in the Third Quarter 2009.  The reduction in this expense of $239,426 was due to reductions in staff and compensation as well as fees related to the modification of the Wachovia loan agreement in 2009.  The percentage of selling and administrative expenses to net sales increased from 32.8% in the Third Quarter 2009 to 34.2% in the Third Quarter 2010.

Net loss was $321,012 in the Third Quarter 2010 compared to net loss of $468,527 in the Third Quarter 2009.  The decrease in the loss was due to the reduction in selling and administrative expense, which was somewhat offset by the 20% decrease in net sales.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Thirty-Nine Week Period Ended October 2, 2010 (“First Nine Months 2010”) compared to
Thirty-Nine Week Period Ended October 3, 2009 (“First Nine Months 2009”)

The following table shows a comparison of the results of operations between First Nine Months 2010 and First Nine Months 2009:

	First		First
	Nine Months	%	Nine Months	%	$ Increase
	2010	of Sales	2009	of Sales	(Decrease)	% Change
Net Sales	$12,324,181	100%	$15,276,398	100%	$(2,952,217)	-19.3%
Cost of Products Sold	9,666,876	78.4%	12,365,268	80.9%	(2,698,392)	-21.8%
Gross Profit	2,657,305	21.6%	2,911,130	19.1%	(253,825)	-8.7%

Selling and Administrative Expenses	3,766,027	30.6%	5,793,628	37.9%	(2,027,601)	-35.0%
Operating Loss	(1,108,722)	-9.0%	(2,882,498)	-18.8%	1,773,776	-61.5%

Other Income/(Expense)
Interest, Investment and
Other Income	19,898	0.2%	19,636	0.1%	262	1.3%
Interest Expense	(142,466)	-1.2%	(103,775)	-0.7%	(38,691)	37.3%
Loss Before Income Taxes	(1,231,290)	-10.0%	(2,966,637)	-19.4%	1,735,347	-58.5%
Provision for Income Taxes	(463,000)	-3.8%	(841,000)	-5.5%	378,000	-44.9%

Net Loss	$(768,290)	-6.2%	$(2,125,637)	-13.9%	$1,357,347	-63.9%

Net sales for the First Nine Months 2010 were $12,324,181, compared to $15,276,398 for the same period in the previous year, a 19.3% decrease.  Sales to the Company’s recreational vehicle customers increased 53.4% in the First Nine Months 2010 when compared to the same period of the prior year.  This increase is net of the discontinued sewn products for the RV industry.  The recreational vehicle industry reported an 59.8% increase in shipments during the first nine months of 2010 compared to the same period of the prior year.  Sales to the Company’s manufactured housing customers decreased 11.1% in the First Nine Months 2010 when compared to the same period of the prior year.  The manufactured housing industry showed an 5.6% increase in shipments during the First Nine Months 2010 compared to the same period of the prior year.  Sales to the Company’s hospitality customers decreased 37.9% in the First Nine Months 2010 when compared to the same period of the prior year.  The decline in hospitality sales is a result of lower levels of activity for both new construction and refurbishment of hospitality existing properties.

Cost of products sold decreased to 78.4% of net sales in the First Nine Months 2010 compared to 80.9% of net sales a year ago, due to improved labor efficiencies, reduced overhead, and in the prior year, higher inventory obsolescence charges resulting from bankruptcies filed by Fleetwood Enterprises and Monaco Coach.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling and administrative expenses were $3,766,027 in the First Nine Months 2010 versus $5,793,628 in the First Nine Months 2009.  The expenses for the First Nine Months 2009 included charges of $900,000 related to the write-off of impaired assets and the closing of underperforming facilities.  Excluding the write-offs, selling and administrative expenses were $1,127,601 less in 2010 than in 2009.  The decrease was attributable to reductions in employees, compensation, benefits, commissions, and bad debt.  The percentage of selling and administrative expenses to net sales decreased from 37.9% for the First Nine Months 2009 to 30.6% for the First Nine Months 2010.

Net loss was $768,290 for the First Nine Months 2010, compared to a net loss of $2,125,637 for the First Nine Months 2009.  The reduction in the net loss was mostly attributable to the plant closing costs of $900,000 (pre-tax) recognized in 2009, but also to improved margins and reduced selling and administrative costs.  The improvement was achieved despite a 19% reduction in net sales

EBITDA

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

The following table reconciles Net Income, the most comparable measure under GAAP, to EBITDA for the thirteen and thirty-nine week periods ended October 2, 2010 and October 3, 2009:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net Loss	$(321,012)	$(468,527)	$(768,290)	$(2,125,637)

Add:
Interest	43,950	34,623	142,466	103,775
Taxes	(195,000)	(71,000)	(463,000)	(841,000)
Depreciation & Amortization	84,464	102,089	248,549	363,921
Loss/(Gain) on Disposal of Assets	(881)	(10,152)	(20,067)	77,976
Noncash charge for Asset Impairment	-	-	-	365,500

EBITDA	$(388,479)	$(412,967)	$(860,342)	$(2,055,465)

ITEM 4.  CONTROLS AND PREOCEDURES

(a)  The Company’s principal executive officer and principal financial officer have reviewed the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 2, 2010 and have concluded that the Company’s disclosure controls and procedures were adequate and effective, based on the evaluation of such disclosure controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15.

(b)  During the last fiscal quarter, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.   RISK FACTORS

    The Company is providing the following risk factors although, as a Smaller Reporting Company, the company is not required to provide risk factors.  Additional risks are noted in the first paragraph of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The following risk factors should not be considered an all-inclusive list of the risks applicable to the Company and/or its Common Stock.

1.   Lack of Active Trading Market for the Common Stock.  As a cost-saving measure, the Company is in the process of delisting the Common Stock from the NYSE Amex and deregistering it from the Securities Exchange Act of 1934.  If we are able to complete the delisting and deregistration, the stock may be listed only on the “pink sheets” and the Company will no longer be filing financial or other reports with the Securities and Exchange Commission, or complying with its proxy rules.  Consequently, it is likely that the number of potential purchasers of the stock will be significantly reduced, as will the number of brokers who trade the stock.  We expect that these conditions will adversely affect the liquidity and possibly the market price of the stock.

2.   Declining Sales.  Company net sales have declined over the years from $46 million in fiscal 2007 to $39.6 million in fiscal 2008 and $18.6 million in fiscal 2009.  Net sales for the first three fiscal quarters of this year declined to $12.3 million in fiscal 2010 from $15.3 million in fiscal 2009.  These declines are primarily the result of downturns in the markets we serve and the fact that two of our largest customers have filed in bankruptcy.  While there are signs of improvement in these markets, particularly in the market for recreational vehicles, or at least stabilization, there can be no assurance that our future sales will increase to the level necessary for the Company to operate at a profit.

3.   Operating Losses.  Commensurate with the declining sales, the Company has experienced significant operating losses over the past four years which continued into fiscal 2010.  The net losses for fiscal 2007, 2008 and 2009 were $807,509, $2,585,487 and $3,037,560, respectively, and the net loss for the first three fiscal quarters of 2010 was $768,290.  These losses were the result of the declining sales and overhead expenses which could not be reduced as quickly as the sales decline.  While there are indications that sales may improve in the future, and the Company has taken steps to reduce expenses, there is no assurance that the Company will operate at a profit in the future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

10AA	Revolving Promissory Note dated May 24, 2006, and Term Promissory Note of same date, and related Loan Agreement with Wachovia Bank (now, Wells Fargo Bank) of same date.

10AA.3	Modification Agreement with Wachovia Bank (now, Wells Fargo Bank) dated September 30, 2009.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32	Certificate required by 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECORATOR INDUSTRIES, INC.
(Registrant)

Date: December 10, 2010	By:	/s/ William A. Johnson
William A. Johnson, President and Chief Executive Officer

Date: December 10, 2010	By:	/s/ Michael K. Solomon
Michael K. Solomon, Chief Financial Officer